Form 10-Q
period 2019-09-30
FONAR CORP
filed 2019-11-12
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 2019

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Marcus Drive Melville, New York	11747
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files
YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer___ Accelerated filer _X_ Non-accelerated filer___Smaller reporting company _X_ Emerging growth company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 6, 2019
Common Stock, par value $.0001	6,447,463
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2019	June 30, 2019 *
Current Assets:
Cash and cash equivalents	$13,794	$13,882
Short term investments	15,213	15,095
Accounts receivable – net	3,765	3,737
Accounts receivable - related party	90	—
Medical receivable – net	15,866	15,729
Management and other fees receivable - net	26,666	25,709
Management and other fees receivable – related medical practices – net	6,715	6,501
Inventories	1,791	1,798
Costs and estimated earnings in excess of billings on uncompleted contracts	307	525
Income tax receivable	600	600
Prepaid expenses and other current assets	2,230	1,513
Total Current Assets	87,037	85,089

Income taxes receivable	600	600
Deferred income tax asset	19,934	20,937
Property and equipment – net	18,643	16,986
Right-of-use Asset - Net	30,876	—
Goodwill	3,985	3,985
Other intangible assets – net	4,553	4,756
Other assets	1,252	1,207
Total Assets	$166,880	$133,560

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2019	June 30, 2019 *
Current Liabilities:
Current portion of long-term debt and capital leases	$41	$41
Accounts payable	1,516	1,861
Other current liabilities	4,675	7,577
Unearned revenue on service contracts	3,742	3,812
Unearned revenue on service contracts – related party	83	—
Lease liability	3,123	—
Customer deposits	736	799

Total Current Liabilities	13,916	14,090

Long-Term Liabilities:

Deferred income tax liability	243	243
Due to related medical practices	93	93
Long-term debt and capital leases, less current portion	266	273
Lease liability - net of current portion	29,487	—
Other liabilities	21	749

Total Long-Term Liabilities	30,110	1,358
Total Liabilities	44,026	15,448

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2019	June 30, 2019 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2019 and June 30, 2019, 313 issued and outstanding at September 30, 2019 and June 30, 2019	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2019 and June 30, 2019, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2019 and June 30, 2019, 6,459 and 6,369 issued at September 30, 2019 and June 30, 2019, 6,447 and 6,357 outstanding at September 30, 2019 and June 30, 2019	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2019 and June 30, 2019; .146 issued and outstanding at September 30, 2019 and June 30, 2019	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2019 and June 30, 2019, 383 issued and outstanding at September 30, 2019 and June 30, 2019	—	—
Paid-in capital in excess of par value	183,077	181,086
Accumulated deficit	(61,157)	(64,456)
Treasury stock, at cost - 12 shares of common stock at September 30, 2019 and June 30, 2019	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	121,246	115,956
Noncontrolling interests	1,608	2,156
Total Stockholders' Equity	122,854	118,112
Total Liabilities and Stockholders' Equity	$166,880	$133,560

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2019	2018
Patient fee revenue – net of contractual allowances and discounts	$6,045	$5,525
Product sales – net	192	50
Service and repair fees – net	2,064	2,131
Service and repair fees - related parties – net	28	28
Management and other fees – net	11,028	10,684
Management and other fees - related medical practices – net	2,390	2,287
Total Revenues – Net	21,747	20,705
COSTS AND EXPENSES
Costs related to patient fee revenue	2,863	2,575
Costs related to product sales	330	5
Costs related to service and repair fees	750	745
Costs related to service and repair fees - related parties	10	9
Costs related to management and other fees	6,005	5,756
Costs related to management and other fees – related medical practices	1,537	1,382
Research and development	472	437
Selling, general and administrative	4,294	4,259
Total Costs and Expenses	16,261	15,168
Income From Operations	5,486	5,537
Interest Expense	(21)	(25)
Investment Income	148	108
Income Before Provision for Income Taxes and Noncontrolling Interests	5,613	5,620
Provision for Income Taxes	(1,107)	(1,128)
Net Income	4,506	4,492
Net Income - Noncontrolling Interests	(1,207)	(1,174)
Net Income - Controlling Interests	$3,299	$3,318
Net Income Available to Common Stockholders	$3,097	$3,113
Net Income Available to Class A Non-Voting Preferred Stockholders	$151	$153
Net Income Available to Class C Common Stockholders	$51	$52
Basic Net Income Per Common Share Available to Common Stockholders	$0.48	$0.49
Diluted Net Income Per Common Share Available to Common Stockholders	$0.47	$0.48
Basic and Diluted Income Per Share – Class C Common	$0.13	$0.14
Weighted Average Basic Shares Outstanding – Common Stockholders	6,432	6,344
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,560	6,472
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending September 30, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2019	1	181,086	(64,456)	—	(675)	2,156	118,112
Issuance of Common Stock	—	1,991	—	—	—	—	1,991
Net income	—	—	3,299	—	—	—	3,299
Distributions - Non controlling	—	—	—	—	—	(1,755)	(1,755)
Income - Non controlling interests	—	—	—	—	—	1,207	1,207
Balance - September 30, 2019	1	183,077	(61,157)	—	(675)	1,608	122,854

For the Three Months Ending September 30, 2018

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2018	1	179,131	(79,772)	(9)	(675)	3,559	102,235
Issuance of Common Stock	—	1,955	—	—	—	—	1,955
Net income	—	—	3,318	—	—	—	3,318
Distributions - Non controlling	—	—	—	—	—	(1,740)	(1,740)
Income - Non controlling interests	—	—	—	—	—	1,174	1,174
Balance - September 30, 2018	1	181,086	(76,454)	(9)	(675)	2,993	106,942

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$4,506	$4,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	995	922
Amortization on right-of-use assets	819	—
Provision for bad debts	(239)	80
Deferred income tax – net	1,004	1,128
Stock issued for costs and expenses	1,991	1,955
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(1,188)	(1,621)
Notes receivable	—	(12)
Costs and estimated earnings in excess of billings on uncompleted contracts	218	—
Inventories	7	(218)
Prepaid expenses and other current assets	233	(186)
Other assets	(44)	—
Increase (decrease) in operating liabilities, net:
Accounts payable	(345)	210
Other current liabilities	(2,889)	(3,123)
Operating lease liabilities	(750)	—
Customer deposits	(62)	132
Other liabilities	(13)	10
Net cash provided by operating activities	4,243	3,769
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,411)	(449)
Short term investment	(119)	—
Cost of patents	(38)	(20)
Net cash used in investing activities	(2,568)	(469)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(8)	(7)
Distributions to noncontrolling interests	(1,755)	(1,740)
Net cash used in financing activities	(1,763)	(1,747)
Net (Decrease) Increase in Cash and Cash Equivalents	(88)	1,553
Cash and Cash Equivalents - Beginning of Period	13,882	19,634
Cash and Cash Equivalents - End of Period	$13,794	$21,187

See accompanying notes to condensed consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2019 for the fiscal year ended June 30, 2019.

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

SEPTEMBER 30, 2019 and 2018

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2019 and 2018.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2019 and 2018, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,299	$3,097	$51	$3,318	$3,113	$52
Denominator:
Weighted average shares outstanding	6,432	6,432	383	6,344	6,344	383
Basic income per common share	$0.51	$0.48	$0.13	$0.52	$0.49	$0.14
Diluted
Denominator: Weighted average shares outstanding		6,432	383		6,344	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,560	383		6,472	383
Diluted income per common share		$0.47	$0.13		$0.48	$0.14

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

SEPTEMBER 30, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

During February 2016, FAS issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lease with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. The Company adopted this guidance on July 1, 2019, as required, electing to apply retrospectively at the period of adoption with practical expedients. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $33.3 million and related right-to-use lease assets as of July 1, 2019.

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Also included in other current assets is a $950,000 receivable from a landlord for tenant improvements. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2019 is as follows:

Operating Lease Payments
2020 (Nine Months)	3,592
2021	4,782
2022	4,463
2023	4,415
2024	4,120
Thereafter	21,545
Present Value discount (5.5% weighted average)	(10,307)
Total lease liability	32,610

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2019 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2019 or 2018, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at September 30, 2019, and June 30, 2019:

	September 30, 2019
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,955	$190	$3,765
Accounts receivable - related party	$90	—	$90
Medical receivable	$15,866	$—	$15,866
Management and other fees receivable	$35,751	$9,085	$26,666
Management and other fees receivable from related medical practices ("PC’s")	$9,106	$2,391	$6,715

	June 30, 2019
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,927	$190	$3,737
Accounts receivable - related party	$—	—	$—
Medical receivable	$15,729	$—	$15,729
Management and other fees receivable	$35,114	$9,405	$25,709
Management and other fees receivable from related medical practices ("PC’s")	$8,812	$2,311	$6,501

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

SEPTEMBER 30, 2019 and 2018

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67% and 67% of the PCs’ net revenues for the three months ended September 30, 2019 and 2018, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.0% and 11.0% of the consolidated net revenues for the three months ended September 30, 2019 and 2018, respectively.

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

SEPTEMBER 30, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

The Company’s patient fee revenue, net of contractual allowances and discounts for the three months ended September 30, 2019 and 2018 are summarized in the following table.

	For the Three Months Ended September 30,
	2019	2018
Commercial Insurance/ Managed Care	$1,354	$1,180
Medicare/Medicaid	266	291
Workers' Compensation/Personal Injury	4,294	3,702
Other	131	352
Patient Fee Revenue, net of contractual allowances and discounts	$6,045	$5,525

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2019	June 30, 2019
Purchased parts, components and supplies	$1,708	$1,640
Work-in-process	83	158
TOTAL INVENTORIES	$1,791	$1,798

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	September 30, 2019	June 30, 2019
Costs incurred on uncompleted contracts	$520	$448
Estimated earnings	1,059	1,089
Subtotal	1,579	1,537
Less: Billings to date	1,272	1,012
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$307	$525

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2019	June 30, 2019
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,002	4,964
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,907	19,869
Less: Accumulated amortization	15,354	15,113
Other Intangible Assets	$4,553	$4,756

 Amortization of patents and copyrights for the three months ended September 30, 2019 and 2018 amounted to $47 and $50, respectively.

Amortization of non-compete for the three months ended September 30, 2019 and 2018 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended September 30, 2019 and 2018 amounted to $48 and $48, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2019	June 30, 2019
Accrued salaries, commissions and payroll taxes	$1,392	$3,898
Litigation accruals	145	145
Sales tax payable	1,536	1,671
Legal and other professional fees	130	126
Accounting fees	50	105
Self-funded health insurance reserve	—	68
Accrued interest and penalty	1,067	1,054
Other	355	510
Other Current Liabilities	$4,675	$7,577

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the three months ended September 30, 2019, the Company issued 90 shares of common stock for costs and expenses of $1,990.

NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2019. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2019
Net revenues from external customers	$2,284	$19,463	$21,747
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(736)	$6,222	$5,486
Depreciation and amortization	$91	$904	$995
Capital expenditures	$1,601	$848	$2,449

For the three months ended Sept. 30, 2018
Net revenues from external customers	$2,209	$18,496	$20,705
Inter-segment net revenues	$228	$—	$228
(Loss) Income from operations	$(230)	$5,767	$5,537
Depreciation and amortization	$93	$829	$922
Capital expenditures	$20	$449	$469

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2019 and September 30, 2018, the Company paid $8 and $139 for interest, respectively.

During the three months ended September 30, 2019 and September 30, 2018, the Company paid $228 and $180 for income taxes, respectively.

During the three months ended September 30, 2019, the Company recorded a current receivable of $950 from a landlord for tenant improvements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2019.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2019, the Company has recorded tax obligations of approximately $1,536 plus interest and penalties of approximately $1,021. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2019 and June 30, 2019, the Company had approximately $0 and $68, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2019 and 2018, the Company recorded income tax expense of $1,107 in 2019 as compared to $1,128 in 2018. The 2019 provision is comprised of a current income tax component of $103 and a deferred income tax component of $1,004. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 and 2018

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2015.

The Company recorded a deferred tax asset of $19,934 and a deferred tax liability of $243 as of September 30, 2019, primarily relating to net operating loss carryforwards of approximately $65,792 available to offset future taxable income through 2030. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of September 30, 2019, no such changes in ownership have occurred.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2019 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2019, we reported a net income of $4.5 million on revenues of $21.7 million as compared to net income of $4.5 million on revenues of $20.7 million for the three month period ended September 30, 2018. Operating income remained constant at $5.5 million for the three month period ended September 30, 2018 and for the three month period ended September 30, 2019.

The revenue increase of 5.0%, from $20.7 million for the first three months of fiscal 2019 to $21.7 million for the first three months of fiscal 2020, was primarily due to increases in net management fees of $0.4 million, from $13.0 million for the first three months of fiscal 2019 to $13.4 million for the first three months of fiscal 2020. Revenues from product sales and service and repair fees increased by $0.1 million from $2.2 million for the first three months of fiscal 2019 to $2.3 million for the first three months of fiscal 2020.

While our revenues increased, our costs and expenses increased by a similar amount, resulting in our operating income remaining constant at $5.5 million for the three months ended September 30, 2019 and for the three months ended September 30, 2018. In terms of percentages, costs and expenses increased 7.2% from $15.2 million for the first three months of fiscal 2019 to $16.3 million for the first three months of fiscal 2020, while revenues increased 5.0%, from $20.7 million for the first three months of fiscal 2019 to $21.7 million for the first three months of fiscal 2020.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $192,000 for the first three months of fiscal 2020 from $50,000 for the first three months of fiscal 2019. Costs related to product sales increased, from $5,000 for the three month period ended September 30, 2018 to $330,000 for the three month period ended September 30, 2019. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 3.1% from $2.2 million for the three month period ended September 30, 2018 to $2.1 million for the three month period ended September 30, 2019. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs relating to providing service increased slightly from $754,000 in the first three months of fiscal 2019 to $760,000 in the first three months of fiscal 2020. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems result, we have been able to control our costs of providing service.

There were approximately $183,000 in foreign revenues for the first three months of fiscal 2020 as compared to approximately $124,000 in foreign revenues for the first three months of fiscal 2019, representing a decrease in foreign revenues of 47.6%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment increased slightly to $2.3 million for the first three months of fiscal 2020 from $2.2 million for the first three months of fiscal 2019. Operating losses for our medical equipment segment increased to an operating loss of $736,000 for the first three months of fiscal 2020 as compared to an operating loss of $230,000 for the first three months of fiscal 2019.

FONAR CORPORATION AND SUBSIDIARIES

Diagnostic Facilities Management Services

HMCA revenues increased in the first three months of fiscal 2020 by 5.2% to $19.5 million from $18.5 million for the first three months of fiscal 2019. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 89.5% for the first three months of fiscal 2020, from 89.3% for the first three months of fiscal 2019.

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

HMCA is countering the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages from adding additional scanners at current centers and increasing our marketing efforts.

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from approximately 45,000 in the first three months of fiscal 2019 to approximately 47,000 in the first three months of fiscal 2020.

We manage twenty-five sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $6.2 million for the first three months of fiscal 2020 compared to operating income of $5.8 million for the first three months of fiscal 2019.

HMCA’s cost of revenues for the first three months of fiscal 2020 as compared to the first three months of fiscal 2019 increased by 7.1% from $9.7 million to $10.4 million primarily as a result of the higher volume of scans performed.

Consolidated

For the first three months of fiscal 2020, our consolidated net revenues increased by 5.0% to $21.7 million from $20.7 million for the first three months of fiscal 2019, and total costs and expenses increased by 7.2% to $16.3 million from $15.2 million for the first three months of fiscal 2020 and for the first three months of fiscal 2019 respectively. As a result, our operating income remained constant at $5.5 million in the first three months of fiscal 2020 and in the first three months of fiscal 2019.

Selling, general and administrative expenses remained constant at $4.3 million in the first three months of fiscal 2020 and in the first three months of fiscal 2019. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first three months of fiscal 2020 and 2019.

Research and development expenses increased by 8.0% to $ 472,000 for the first three months of fiscal 2020 from $437,000 for the first three months of fiscal 2019.

Interest expense in the first three months of fiscal 2020 decreased by 20.0% to $21,000 from $25,000 in the first three months of fiscal 2019. The decrease was due to the repayment of debt.

Inventories remained constant at $1.8 million at September 30, 2019 and at June 30, 2019.

FONAR CORPORATION AND SUBSIDIARIES

Net management fee and medical receivables increased by 2.7% to $49.2 million at September 30, 2019 from $47.9 million at June 30, 2019 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first three months of fiscal 2020 reflect an increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2019 ($19.5 million for the first three months of fiscal 2020 as compared to $18.5 million for the first three months of fiscal 2019), and an increase in MRI equipment segment revenues ($2.2 million as compared to $2.3 million). Revenues were 10.5% from the MRI equipment segment as compared to 89.5% from HMCA, for the first three months of fiscal 2020, as compared to 10.7% from the MRI equipment segment and 89.3% from HMCA for the first three months of fiscal 2019.

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

In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the Fonar Upright® MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the Fonar Upright® MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degeneration, as compared to visualizations of the spine produced by traditional single recumbent-only position static MRIs.

The UCLA study by MRI of 1,302 back pain patients when they were in the Fonar Upright® MRI and examined in a full range of flexion and extension positions made possible by Fonar’s new Upright® technology established that significant “misses” of pathology were occurring with static single position recumbent-only MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spondylolistheses (vertebral instabilities) visualized by the Upright® MRI, were being missed by static single position recumbent-only MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniations, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the “miss-rate” of vertebral instabilities by static recumbent-only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally, the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck “missed” disc bulges 23.75% of the time (163 patients).

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

The Fonar Upright® MRI can also be useful for MRI directed emergency neuro-surgical procedures as the surgeon would have unhindered emergency access to the patient’s head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner could prove ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients’ chances for survival and optimize the extent of recovery.

FONAR CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and cash equivalents decreased by 0.6% from $13.9 million at June 30, 2019 to $13.8 million at September 30, 2019.

Cash provided by operating activities for the first three months of fiscal 2020 was $4.2 million. Cash provided by operating activities was attributable principally to net income of $4.5 million, depreciation and amortization of $1.0 million and deferred income tax of $1.0 million, offset by an increase in accounts, management fee receivables and medical receivables of $1.2 million and a decrease in other current liabilities of $2.9 million.

Cash used in investing activities for the first three months of fiscal 2020 was $2.6 million. The principal uses of cash used in investing activities during the first nine months of fiscal 2020 consisted of patent costs of $38,000 and the purchase of property and equipment of $2.4 million.

Cash used in financing activities for the first three months of fiscal 2020 was $1.8 million. The principal uses of cash in financing activities during the first three months of fiscal 2020 were the repayment of principal on long-term debt and capital lease obligations of $8,000 and distributions to non-controlling interests of $1.8 million.

Total liabilities increased by 185.0% to $44.0 million at September 30, 2019 from $15.4 million at June 30, 2019. This was primarily due to the adoption of the new accounting pronouncement regarding leases in the amount of $32.6 million. “Other” current liabilities decreased by 38.3% to $4.7 million at September 30, 2019 from $7.6 million at June 30, 2019. Long-term debt and capital lease obligations decreased from $273,000 to $266,000. The current portion of our unearned revenue on service contracts decreased from $3.8 million to $3.7 million. Customer deposits decreased from $799,000 at June 30, 2019 to $736,000 at September 30, 2019 as a result of an increase in services performed.

As of September 30, 2019, the total of $4.7 million in “other” current liabilities included accrued salaries and payroll taxes of $1.4 million, and sales taxes of $1.5 million plus accrued interest and penalties of $1.0 million.

Our working capital increased to $73.1 million at September 30, 2019 from $71.0 million at June 30, 2019. This resulted from an increase in current assets ($85.1 million at June 30, 2019 as compared to $87.0 million at September 30, 2019), and a decrease in current liabilities from $14.1 million at June 30, 2019 to $13.9 million at September 30, 2019.

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

FONAR CORPORATION AND SUBSIDIARIES

Fonar has not committed to making any significant capital expenditures for the remainder of the 2020 fiscal year with the exception of placing additional scanners at facilities located in Ormond Beach, Florida and Islandia and White Plains, New York. Also we signed a lease for a new location for a new facility in Pembroke Pines, Florida.

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

The Company believes that its business plan has been responsible for the past seven consecutive fiscal years and past fiscal quarter of profitability and that its capital resources will be adequate to support operations at current levels through at least September 30, 2020. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the end of its most recent fiscal year. Specifically, management has determined that adequate controls did not exist over the classification of certain financial instruments as cash equivalents or short term investments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

FONAR CORPORATION AND SUBSIDIARIES

To remediate the material weakness described above, we have designed and implemented compensating controls and are enhancing and revising the design of existing controls and procedures to ensure the proper classification of financial instruments as cash equivalents or as short-term or long-term investments. This material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect the remediation of this material weakness will be completed during the current period ending December 31, 2019.

Despite the existence of this material weakness, the Company believes that the consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than to the extent described above, there were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2019 or the fiscal quarter ended September 30, 2019.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

9. Possible changes in Florida Insurance Law. In early 2019, two senate bills and one house bill in Florida were introduced, all of them calling for the repeal of PIP and replacing PI with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. Another Florida senate bill was introduced that would preserve PIP but dramatically cut reimbursement rates. None of the proposed bills ever made it onto the 2019 legislative agenda, but similar efforts in the future might be successful. Currently, drivers and passengers get car damages and PIP paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. The insurance industry is pushing to scrap PIP and instead mandate all motorists to carry coverage that includes a minimum of $25,000 bodily injury if they are at fault. Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times.

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

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c) Report on Form 8-K filed on September 15, 2019, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2019.

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

 November 12, 2019