Form 10-Q
period 2019-12-31
FONAR CORP
filed 2020-02-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended DECEMBER 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 6, 2020
Common Stock, par value $.0001	6,447,463
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

 FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2019	June 30, 2019 *
Current Assets:
Cash and cash equivalents	$15,393	$13,882
Short term investments	15,294	15,095
Accounts receivable – net	4,128	3,737
Accounts receivable - related party	60	—
Medical receivable – net	16,151	15,729
Management and other fees receivable – net	27,282	25,709
Management and other fees receivable – related medical practices – net	7,013	6,501
Inventories	1,751	1,798
Costs and estimated earnings in excess of billings on uncompleted contracts	153	525
Income tax receivable	600	600
Prepaid expenses and other current assets	2,176	1,513
Total Current Assets	90,001	85,089

Accounts receivable	2,321	—
Income taxes receivable	600	600
Deferred income tax asset	19,122	20,937
Property and equipment – net	20,121	16,986
Right-of-use asset – net	29,994	—
Goodwill	3,985	3,985
Other intangible assets – net	4,336	4,756
Other assets	1,197	1,207
Total Assets	$171,677	$133,560

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2019	June 30, 2019 *
Current Liabilities:
Current portion of long-term debt and capital leases	$34	$41
Accounts payable	1,285	1,861
Other current liabilities	5,519	7,577
Unearned revenue on service contracts	4,005	3,812
Unearned revenue on service contracts – related party	55	—
Lease liability - current portion	3,185	—
Customer deposits	827	799
Billings in excess of costs and estimated earnings on uncompleted contracts	12	—
Total Current Liabilities	14,922	14,090

Long-Term Liabilities:
Unearned revenue on service contracts	2,241	—
Deferred income tax liability	243	243
Due to related medical practices	93	93
Long-term debt and capital leases, less current portion	256	273
Lease liability - net of current portion	28,682	—
Other liabilities	157	749

Total Long-Term Liabilities	31,672	1,358
Total Liabilities	46,594	15,448

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	December 31, 2019	June 30, 2019 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2019 and June 30, 2019, 313 issued and outstanding at December 31, 2019 and June 30, 2019	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2019 and June 30, 2019, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2019 and June 30, 2019, 6,459 and 6,369 issued at December 31, 2019 and June 30, 2019, 6,447 and 6,357 outstanding at December 31, 2019 and June 30, 2019	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at December 31, 2019 and June 30, 2019; .146 issued and outstanding at December 31, 2019 and June 30, 2019	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2019 and June 30, 2019, 383 issued and outstanding at December 31, 2019 and June 30, 2019	—	—
Paid-in capital in excess of par value	183,076	181,086
Accumulated deficit	(58,053)	(64,456)
Treasury stock, at cost - 12 shares of common stock at December 31, 2019 and June 30, 2019	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	124,349	115,956
Noncontrolling interests	734	2,156
Total Stockholders' Equity	125,083	118,112
Total Liabilities and Stockholders' Equity	$171,677	$133,560

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2019	2018
Patient fee revenue – net of contractual allowances and discounts	$5,996	$5,921
Product sales – net	3	395
Service and repair fees – net	2,038	2,021
Service and repair fees - related parties – net	28	28
Management and other fees – net	10,996	10,573
Management and other fees - related medical practices – net	2,390	2,287
Total Revenues – Net	21,451	21,225
COSTS AND EXPENSES
Costs related to patient fee revenue	2,958	2,702
Costs related to product sales	120	317
Costs related to service and repair fees	772	746
Costs related to service and repair fees - related parties	10	11
Costs related to management and other fees	6,203	5,904
Costs related to management and other fees – related medical practices	1,621	1,405
Research and development	583	550
Selling, general and administrative	4,163	3,610
Total Costs and Expenses	16,430	15,245
Income From Operations	5,021	5,980
Interest Expense	(19)	(25)
Investment Income	139	122
Income Before Provision for Income Taxes and Noncontrolling Interests	5,141	6,077
Provision for Income Taxes	(932)	(1,213)
Net Income	4,209	4,864
Net Income - Noncontrolling Interests	(1,105)	(1,312)
Net Income - Controlling Interests	$3,104	$3,552
Net Income Available to Common Stockholders	$2,914	$3,332
Net Income Available to Class A Non-Voting Preferred Stockholders	$142	$164
Net Income Available to Class C Common Stockholders	$48	$56
Basic Net Income Per Common Share Available to Common Stockholders	$0.45	$0.52
Diluted Net Income Per Common Share Available to Common Stockholders	$0.44	$0.51
Basic and Diluted Income Per Share – Class C Common	$0.13	$0.15
Weighted Average Basic Shares Outstanding – Common Stockholders	6,447	6,357
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,575	6,485
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
REVENUES	2019	2018
Patient fee revenue – net of contractual allowances and discounts	$12,041	$11,446
Product sales – net	195	445
Service and repair fees – net	4,102	4,152
Service and repair fees - related parties – net	55	55
Management and other fees – net	22,024	21,257
Management and other fees - related medical practices – net	4,780	4,575
Total Revenues – Net	43,197	41,930
COSTS AND EXPENSES
Costs related to patient fee revenue	5,820	5,276
Costs related to product sales	450	322
Costs related to service and repair fees	1,522	1,491
Costs related to service and repair fees - related parties	20	20
Costs related to management and other fees	12,208	11,660
Costs related to management and other fees – related medical practices	3,157	2,787
Research and development	1,055	987
Selling, general and administrative	8,458	7,869
Total Costs and Expenses	32,690	30,412
Income From Operations	10,507	11,518
Interest Expense	(40)	(50)
Investment Income	287	230
Income Before Provision for Income Taxes and Noncontrolling Interests	10,754	11,698
Provision for Income Taxes	(2,039)	(2,341)
Net Income	8,715	9,357
Net Income - Noncontrolling Interests	(2,313)	(2,486)
Net Income - Controlling Interests	$6,402	$6,871
Net Income Available to Common Stockholders	$6,010	$6,444
Net Income Available to Class A Non-Voting Preferred Stockholders	$292	$318
Net Income Available to Class C Common Stockholders	$100	$109
Basic Net Income Per Common Share Available to Common Stockholders	$0.93	$1.01
Diluted Net Income Per Common Share Available to Common Stockholders	$0.92	$0.99
Basic and Diluted Income Per Share – Class C Common	$0.26	$0.28
Weighted Average Basic Shares Outstanding – Common Stockholders	6,440	6,351
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,568	6,479
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending December 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - September 30, 2019	$1	$183,076	$(61,157)	—	$(675)	$1,609	$122,854
Net income	—	—	3,104	—	—	—	3,104
Distributions - Non controlling	—	—	—	—	—	(1,980)	(1,980)
Income - Non controlling interests	—	—	—	—	—	1,105	1,105
Balance - December 31, 2019	$1	$183,076	$(58,053)	—	$(675)	$734	$125,083

For the Three Months Ending December 31, 2018

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - September 30, 2018	$1	$181,086	$(76,454)	$(9)	$(675)	$2,993	$106,942
Net income	—	—	3,552	—	—	—	3,552
Distributions - Non controlling	—	—	—	—	—	(1,950)	(1,950)
Income - Non controlling interests	—	—	—	—	—	1,312	1,312
Balance - December 31, 2018	$1	$181,086	$(72,902)	$(9)	$(675)	$2,355	$109,856

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Six Months Ending December 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2019	$1	$181,086	$(64,455)	—	(675)	$2,156	$118,113
Issuance of Common Stock	—	1,990	—	—	—	—	1,990
Net income	—	—	6,402	—	—	—	6,402
Distributions - Non controlling	—	—	—	—	—	(3,735)	(3,735)
Income - Non controlling interests	—	—	—	—	—	2,313	2,313
Balance - December 31, 2019	$1	$183,076	$(58,053)	—	(675)	$734	$125,083

For the Six Months Ending December 31, 2018

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2018	$1	$179,131	$(79,773)	$(9)	$(675)	$3,559	$102,234
Issuance of Common Stock	—	1,955	—	—	—	—	1,955
Net income	—	—	6,871	—	—	—	6,871
Distributions - Non controlling	—	—	—	—	—	(3,690)	(3,690)
Income - Non controlling interests	—	—	—	—	—	2,486	2,486
Balance - December 31, 2018	$1	$181,086	$(72,902)	$(9)	$(675)	$2,355	$109,856

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$8,715	$9,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,003	1,874
Amortization on right-of-use assets	1,656	—
Provision for bad debts	(978)	(593)
Deferred income tax – net	1,816	2,341
Stock issued for costs and expenses	1,990	1,955
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(4,300)	(2,309)
Notes receivable	11	(13)
Costs and estimated earnings in excess of billings on uncompleted contracts	372	—
Inventories	47	(225)
Prepaid expenses and other current assets	330	304
Other assets	(45)	2
Increase (decrease) in operating liabilities, net:
Accounts payable	(576)	(6)
Other current liabilities	430	(3,003)
Operating lease liabilities	(1,447)	—
Customer deposits	28	71
Billings in excess of costs and estimated earnings on uncompleted contracts	12	—
Other liabilities	123	21
Due to related medical practices	—	(135)
Net cash provided by operating activities	10,187	9,641
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,656)	(2,238)
Short term investment	(199)	—
Cost of patents	(62)	(45)
Net cash used in investing activities	(4,917)	(2,283)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(24)	(15)
Distributions to noncontrolling interests	(3,735)	(3,690)
Net cash used in financing activities	(3,759)	(3,705)
Net Increase in Cash and Cash Equivalents	1,511	3,653
Cash and Cash Equivalents - Beginning of Period	13,882	19,634
Cash and Cash Equivalents - End of Period	$15,393	$23,287

 See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on December 31, 2019 for the fiscal year ended June 30, 2019.

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

DECEMBER 31, 2019 and 2018

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and six months ended December 31, 2019 and 2018.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2019 and 2018, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended December 31, 2019			Three months ended December 31, 2018
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,104	$2,914	$48	$3,552	$3,332	$56
Denominator:
Weighted average shares outstanding	6,447	6,447	383	6,357	6,357	383
Basic income per common share	$0.48	$0.45	$0.13	$0.56	$0.52	$0.15
Diluted
Denominator: Weighted average shares outstanding		6,447	383		6,357	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,575	383		6,485	383
Diluted income per common share		$0.44	$0.13		$0.51	$0.15

	Six months ended December 31, 2019			Six months ended December 31, 2018
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$6,402	$6,010	$100	$6,871	$6,444	$109
Denominator:
Weighted average shares outstanding	6,440	6,440	383	6,351	6,351	383
Basic income per common share	$0.99	$0.93	$0.26	$1.08	$1.01	$0.28
Diluted
Denominator: Weighted average shares outstanding		6,440	383		6,351	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,568	383		6,479	383
Diluted income per common share		$0.92	$0.26		$0.99	$0.28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) : Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning July 1, 2021. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our condensed consolidated condensed financial statements.

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

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Also included in other current assets is a $950 receivable from a landlord for tenant improvements. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2019 is as follows:

Operating Lease Payments
2020 (Six Months)	2,412
2021	4,782
2022	4,463
2023	4,415
2024	4,120
Thereafter	21,545
Present Value discount (5.5% weighted average)	(9,870)
Total lease liability	31,867

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2019 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2019 or 2018, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2019, and June 30, 2019:

	December 31, 2019
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,318	$190	$4,128
Accounts receivable - related party	$60	—	$60
Medical receivable	$16,151	$—	$16,151
Management and other fees receivable	$35,884	$8,602	$27,282
Management and other fees receivable from related medical practices ("PC’s")	$9,129	$2,116	$7,013

	June 30, 2019
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,927	$190	$3,737
Accounts receivable - related party	$—	—	$—
Medical receivable	$15,729	$—	$15,729
Management and other fees receivable	$35,114	$9,405	$25,709
Management and other fees receivable from related medical practices ("PC’s")	$8,812	$2,311	$6,501

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

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company generated revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be received over the next four years at December 31, 2019 are as follows:

2021	$619
2022	619
2023	619
2024	464
Total	$2,321

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 60% and 66% of the PCs’ net revenues for the three months ended December 31, 2019 and 2018, respectively, were derived from no-fault and personal injury protection claims. Approximately 63% and 67% of the PCs’ net revenues for the six months ended December 31, 2019 and 2018, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.1% and 10.8% of the consolidated net revenues for the three months ended December 31, 2019 and 2018, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.1% and 10.9% of the consolidated net revenues for the six months ended December 31, 2019 and 2018, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and six months ended December 31, 2019 and 2018 are summarized in the following table.

	For the Three Months Ended December 31,
	2019	2018
Commercial Insurance/ Managed Care	$1,335	$1,335
Medicare/Medicaid	276	270
Workers' Compensation/Personal Injury	4,112	3,956
Other	273	360
Patient Fee Revenue, net of contractual allowances and discounts	$5,996	$5,921

	For the Six Months Ended December 31,
	2019	2018
Commercial Insurance/ Managed Care	$2,689	$2,515
Medicare/Medicaid	542	561
Workers' Compensation/Personal Injury	8,406	7,658
Other	404	712
Patient Fee Revenue, net of contractual allowances and discounts	$12,041	$11,446

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2019	June 30, 2019
Purchased parts, components and supplies	$1,644	$1,640
Work-in-process	107	158
TOTAL INVENTORIES	$1,751	$1,798

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	December 31, 2019	June 30, 2019
Costs incurred on uncompleted contracts	$584	$448
Estimated earnings	994	1,089
Subtotal	1,578	1,537
Less: Billings to date	1,437	1,012
Total Costs and estimated earnings in excess of billings on uncompleted contracts - net	$141	$525

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2019	June 30, 2019
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,026	4,964
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,931	19,869
Less: Accumulated amortization	15,595	15,113
Other Intangible Assets	$4,336	$4,756

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

 Amortization of patents and copyrights for the three months ended December 31, 2019 and 2018 amounted to $47 and $49, respectively.

Amortization of non-compete for the three months ended December 31, 2019 and 2018 amounted to $147 and $147, respectively.

Amortization of customer relationships for the three months ended December 31, 2019 and 2018 amounted to $47 and $47, respectively.

 Amortization of patents and copyrights for the six months ended December 31, 2019 and 2018 amounted to $94 and $99, respectively.

Amortization of non-compete for the six months ended December 31, 2019 and 2018 amounted to $293 and $293, respectively.

Amortization of customer relationships for the six months ended December 31, 2019 and 2018 amounted to $95 and $95, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2019	June 30, 2019
Accrued salaries, commissions and payroll taxes	$1,697	$3,898
Litigation accruals	145	145
Sales tax payable	1,544	1,671
Legal and other professional fees	111	126
Accounting fees	60	105
Self-funded health insurance reserve	—	68
Accrued interest and penalty	1,080	1,054
Other	882	510
Other Current Liabilities	$5,519	$7,577

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the six months ended December 31, 2019, the Company issued 90 shares of common stock for costs and expenses of $1,990.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Dec. 31, 2019
Net revenues from external customers	$2,069	$19,382	$21,451
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(790)	$5,811	$5,021
Depreciation and amortization	$94	$914	$1,008
Capital expenditures	$153	$2,116	$2,269

For the three months ended Dec. 31, 2018
Net revenues from external customers	$2,444	$18,781	$21,225
Inter-segment net revenues	$227	$—	$227
(Loss) Income from operations	$(409)	$6,389	$5,980
Depreciation and amortization	$91	$861	$952
Capital expenditures	$25	$1,789	$1,814

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the six months ended Dec. 31, 2019
Net revenues from external customers	$4,352	$38,845	$43,197
Inter-segment net revenues	$438	$—	$438
(Loss) Income from operations	$(1,526)	$12,033	$10,507
Depreciation and amortization	$185	$1,818	$2,003
Capital expenditures	$1,754	$2,964	$4,718

For the six months ended Dec. 31, 2018
Net revenues from external customers	$4,652	$37,278	$41,930
Inter-segment net revenues	$455	$—	$455
(Loss) Income from operations	$(638)	$12,156	$11,518
Depreciation and amortization	$184	$1,690	$1,874
Capital expenditures	$45	$2,238	$2,283

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2019 and December 31, 2018, the Company paid $14 and $147 for interest, respectively.

During the six months ended December 31, 2019 and December 31, 2018, the Company paid $228 and $180 for income taxes, respectively.

During the six months ended December 31, 2019, the Company recorded a current receivable of $950 from a landlord for tenant improvements.

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

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2019, the Company has recorded tax obligations of approximately $1,544 plus interest and penalties of approximately $1,034. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2019 and June 30, 2019, the Company had approximately $0 and $68, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended December 31, 2019 and 2018, the Company recorded income tax expense of $2,039 in 2019 as compared to $2,341 in 2018. The 2019 provision is comprised of a current income tax component of $223 and a deferred income tax component of $1,816. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $19,122 and a deferred tax liability of $243 as of December 31, 2019, primarily relating to net operating loss carryforwards of approximately $57,406 available to offset future taxable income through 2030. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of December 31, 2019, no such changes in ownership have occurred.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES(CONTINUED)

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2019 and through the date the condensed consolidated financial statements were issued.

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2019, we reported a net income of $8.7 million on revenues of $43.2 million as compared to net income of $9.4 million on revenues of $41.9 million for the six month period ended December 31, 2018. Operating income decreased from $11.5 million for the six month period ended December 31, 2018 to $10.5 million for the six month period ended December 31, 2019.

For the three month period ended December 31, 2019, we reported a net income of $4.2 million on revenues of $21.5 million as compared to net income of $4.9 million on revenues of $21.2 million for the three month period ended December 31, 2018.

The revenue increase of 3.0%, from $41.9 million for the first six months of fiscal 2019 to $43.2 million for the first six months of fiscal 2020, was primarily due to increases in net management fees of $1.0 million, from $25.8 million for the first six months of fiscal 2019 to $26.8 million for the first six months of fiscal 2020. Revenues from product sales and service and repair fees decreased by $300,000 from $4.7 million for the first six months of fiscal 2019 to $4.4 million for the first six months of fiscal 2020.

FONAR CORPORATION AND SUBSIDIARIES

While our revenues increased, our costs and expenses increased by a larger amount, resulting in our operating income decreasing to $10.5 million for the six months ended December 31, 2019 as compared to $11.5 million for the six months ended December 31, 2018. In terms of percentages, costs and expenses increased 7.5% from $30.4 million for the first six months of fiscal 2019 to $32.7 million for the first six months of fiscal 2020, while revenues increased 3.0%, from $41.9 million for the first six months of fiscal 2019 to $43.2 million for the first six months of fiscal 2020.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling interest, of Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.0% in HDM, and the investors in HDM have a 30.0% ownership interest.The entire management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

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

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by Fonar, and diagnostic facilities management services, which is conducted through HMCA.

FONAR CORPORATION AND SUBSIDIARIES

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $195,000 for the first six months of fiscal 2020 from $445,000 for the first six months of fiscal 2019. Costs related to product sales increased, from $322,000 for the six month period ended December 31, 2018 to $450,000 for the six month period ended December 31, 2019. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 1.2% from $4.2 million for the six month period ended December 31, 2018 to $4.1 million for the six month period ended December 31, 2019. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs relating to providing service remained constant at $1.5 million in the first six months of fiscal 2019 and fiscal 2020. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems developed, we have been able to control our costs of providing service.

There were approximately $307,000 in foreign revenues for the first six months of fiscal 2020 as compared to approximately $288,000 in foreign revenues for the first six months of fiscal 2019, representing a decrease in foreign revenues of 6.6%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $4.4 million for the first six months of fiscal 2020 from $4.7 million for the first six months of fiscal 2019. Operating losses for our medical equipment segment increased to an operating loss of $1.5 million, for the first six months of fiscal 2020 as compared to an operating loss of $638,000 for the first six months of fiscal 2019.

FONAR CORPORATION AND SUBSIDIARIES

Diagnostic Facilities Management Services

HMCA revenues increased in the first six months of fiscal 2020 by 4.2% to $38.8 million from $37.3 million for the first six months of fiscal 2019. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 89.9% for the first six months of fiscal 2020, from 88.9% for the first six months of fiscal 2019.

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

HMCA is countering the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts.

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from approximately 89,000 in the first six months of fiscal 2019 to approximately 94,000 in the first six months of fiscal 2020.

We manage twenty-five sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $12.0 million for the first six months of fiscal 2020 compared to operating income of $12.2 million for the first six months of fiscal 2019 due to greater increase in costs and expenses.

HMCA’s cost of revenues for the first six months of fiscal 2020 as compared to the first six months of fiscal 2019 increased by 7.4% from $19.7 million to $21.2 million primarily as a result of the higher volume of scans performed and an increase in selling, general and administrative expense which outpaced revenue growth.

Consolidated

For the first six months of fiscal 2020, our consolidated net revenues increased by 3.0% to $43.2 million from $41.9 million for the first six months of fiscal 2019, and total costs and expenses increased by 7.5% to $32.7 million from $30.4 million for the first six months of fiscal 2020 and for the first six months of fiscal 2019 respectively. As a result, our operating income decreased to $10.5 million in the first six months of fiscal 2020 as compared to $11.5 million in the first six months of fiscal 2019. An increased selling, general and other administrative costs in particular resulted in the growth of cost and expenses.

Selling, general and administrative expenses increased to $8.5 million in the first six months of fiscal 2020 from $7.9 million in the first six months of fiscal 2019. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first six months of fiscal 2020 and 2019.

FONAR CORPORATION AND SUBSIDIARIES

Research and development expenses increased by 6.9% to $1.1 million for the first six months of fiscal 2020 from $1.0 million for the first six months of fiscal 2019.

Interest expense in the first six months of fiscal 2020 decreased by 20% to $40,000 from $50,000 in the first six months of fiscal 2019. The decrease was due to the repayment of debt.

Inventories remained constant at $1.8 million at December 31, 2019 and at June 30, 2019.

Net management fee and medical receivables increased by 5.2% to $50.4 million at December 31, 2019 from $47.9 million at June 30, 2019 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first six months of fiscal 2020 reflect an increase in revenues from management, patient and other fees, as compared to the first six months of fiscal 2019 ($38.8 million for the first six months of fiscal 2020 as compared to $37.3 million for the first six months of fiscal 2019), and an decrease in MRI equipment segment revenues ($4.4 million as compared to $4.7 million). Revenues were 10.1% from the MRI equipment segment as compared to 89.9% from HMCA, for the first six months of fiscal 2020, as compared to 11.1% from the MRI equipment segment and 88.9% from HMCA for the first six months of fiscal 2019.

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

 MRI has brought a new dimension to MEDICAL TREATMENT, the power to VISUALIZE ANATOMIC DETAIL in the body's VITAL SOFT TISSUES (brain, heart, kidney, liver, spleen, lungs, pancreas, intestines) plus MRI's new power to non-invasively QUANTIFY (e.g. measure T1, T2, diffusion, chemical spectra) the response of these VITAL TISSUES to treatment.

Liquidity and Capital Resources

Cash and cash equivalents increased by 9.8% from $13.9 million at June 30, 2019 to $15.4 million at December 31, 2019.

Cash provided by operating activities for the first six months of fiscal 2020 was $10.2 million. Cash provided by operating activities was attributable principally to net income of $8.7 million, depreciation and amortization of $2.0 million and deferred income tax of $1.8 million, offset by an increase in accounts, management fee receivables and medical receivables of $4.3 million and a decrease in operating lease liabilities of $1.4 million.

Cash used in investing activities for the first six months of fiscal 2020 was $4.9 million. The principal uses of cash used in investing activities during the first six months of fiscal 2020 consisted of patent costs of $62,000 and the purchase of property and equipment of $4.7 million.

FONAR CORPORATION AND SUBSIDIARIES

Cash used in financing activities for the first six months of fiscal 2020 was $3.8 million. The principal uses of cash in financing activities during the first three months of fiscal 2020 were the repayment of principal on long-term debt and capital lease obligations of $24,000 and distributions to non-controlling interests of $3.7 million.

Total liabilities increased by 200.8% to $46.6 million at December 31, 2019 from $15.4 million at June 30, 2019. This was primarily due to the adoption of the new accounting pronouncement regarding leases in the amount of $31.9 million. “Other” current liabilities decreased by 27.2% to $5.5 million at December 31, 2019 from $7.6 million at June 30, 2019. Long-term debt and capital lease obligations decreased from $273,000 to $256,000. The current portion of our unearned revenue on service contracts increased from $3.8 million to $4.0 million. Customer deposits increased from $799,000 at June 30, 2019 to $827,000 at December 31, 2019 as a result of an increase in services performed.

As of December 31, 2019, the total of $5.5 million in “other” current liabilities included accrued salaries and payroll taxes of $1.7 million, and sales taxes of $1.5 million plus accrued interest and penalties of $1.0 million.

Our working capital increased to $75.1 million at December 31, 2019 from $71.0 million at June 30, 2019. This resulted from an increase in current assets ($85.1 million at June 30, 2019 as compared to $90.0 million at December 31, 2019), and a smaller increase in current liabilities from $14.1 million at June 30, 2019 to $14.9 million at December 31, 2019.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

Fonar has not committed to making any significant capital expenditures for the remainder of the 2020 fiscal year with the exception of placing additional scanners at facilities located in Islandia and White Plains, New York. Also we signed a lease for a new location for a new facility in Pembroke Pines, Florida.

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

The Company believes that its business plan has been responsible for the past seven consecutive fiscal years and past fiscal quarter of profitability and that its capital resources will be adequate to support operations at current levels through at least December 31, 2020. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

FONAR CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10K for the year ended June 30, 2019, the end of its most recent fiscal year. Specifically, management has determined that adequate controls did not exist over the classification of certain financial instruments as cash equivalents or short term investments. As of the end of the period covered by this Quarterly Report on Form 10-Q, The Company has designed and implemented controls to properly classify cash and cash equivalents and short term investments. The Company believes it will have been adequately tested for a sufficient period of time ending March 31, 2020 which should demonstrate that the material weakness has been remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis

To remediate the material weakness described above, we have designed and implemented compensating controls and are enhancing and revising the design of existing controls and procedures to ensure the proper classification of financial instruments as cash equivalents or as short-term or long-term investments. This material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than to the extent described above, there were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2019 or the fiscal quarter ended December 31, 2019.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits

b)	Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on November 13, 2019, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2019.

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

________________

By: /s/ Timothy Damadian

Timothy Damadian

President and

Principal Executive Officer

________________

/s/ Raymond V. Damadian

Raymond V. Damadian

Chairman of the Board,

Treasurer and

Acting Principal Financial Officer

Dated: February 10, 2020