Form 10-Q
period 2020-03-31
FONAR CORP
filed 2020-05-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended MARCH 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer___; Accelerated filer _X_; Non-accelerated filer___;Smaller reporting company _X_; Emerging growth company ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at May 6, 2020
Common Stock, par value $.0001	6,447,463
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

  FONAR CORPORATION AND SUBSIDIARIES

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2020	June 30, 2019 *
Current Assets:
Cash and cash equivalents	$31,019	$13,882
Short term investments	32	15,095
Accounts receivable – net	3,832	3,737
Accounts receivable - related party	30	—
Medical receivable – net	16,481	15,729
Management and other fees receivable – net	28,007	25,709
Management and other fees receivable – related medical practices – net	7,035	6,501
Inventories	1,775	1,798
Costs and estimated earnings in excess of billings on uncompleted contracts	153	525
Income tax receivable	1,200	600
Prepaid expenses and other current assets	1,798	1,513
Total Current Assets	91,362	85,089

Accounts receivable	2,166	—
Income taxes receivable	—	600
Deferred income tax asset	18,457	20,937
Property and equipment – net	21,258	16,986
Right-of-use asset – net	29,145	—
Goodwill	3,985	3,985
Other intangible assets – net	4,162	4,756
Other assets	645	1,207
Total Assets	$171,180	$133,560

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2020	June 30, 2019 *
Current Liabilities:
Current portion of long-term debt and capital leases	$34	$41
Accounts payable	1,687	1,861
Other current liabilities	5,162	7,577
Unearned revenue on service contracts	3,912	3,812
Unearned revenue on service contracts – related party	27	—
Lease liability - current portion	3,214	—
Customer deposits	854	799
Total Current Liabilities	14,890	14,090

Long-Term Liabilities:
Unearned revenue on service contracts	2,096	—
Deferred income tax liability	243	243
Due to related medical practices	93	93
Long-term debt and capital leases, less current portion	247	273
Lease liability - net of current portion	27,885	—
Other liabilities	139	749

Total Long-Term Liabilities	30,703	1,358
Total Liabilities	45,593	15,448

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	March 31, 2020	June 30, 2019 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2020 and June 30, 2019, 313 issued and outstanding at March 31, 2020 and June 30, 2019	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2020 and June 30, 2019, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2020 and June 30, 2019, 6,459 and 6,369 issued at March 31, 2020 and June 30, 2019, 6,447 and 6,357 outstanding at March 31, 2020 and June 30, 2019	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at March 31, 2020 and June 30, 2019; .146 issued and outstanding at March 31, 2020 and June 30, 2019	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2020 and June 30, 2019, 383 issued and outstanding at March 31, 2020 and June 30, 2019	—	—
Paid-in capital in excess of par value	183,076	181,086
Accumulated deficit	(56,792)	(64,456)
Treasury stock, at cost - 12 shares of common stock at March 31, 2020 and June 30, 2019	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	125,610	115,956
Noncontrolling interests	(23)	2,156
Total Stockholders' Equity	125,587	118,112
Total Liabilities and Stockholders' Equity	$171,180	$133,560

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2020	2019
Patient fee revenue – net of contractual allowances and discounts	$5,713	$6,410
Product sales – net	92	796
Service and repair fees – net	1,942	1,964
Service and repair fees - related parties – net	28	28
Management and other fees – net	11,218	11,191
Management and other fees - related medical practices – net	2,693	2,390
Total Revenues – Net	21,686	22,779
COSTS AND EXPENSES
Costs related to patient fee revenue	2,840	2,740
Costs related to product sales	235	216
Costs related to service and repair fees	674	752
Costs related to service and repair fees - related parties	9	10
Costs related to management and other fees	6,004	5,834
Costs related to management and other fees – related medical practices	1,550	1,634
Research and development	535	381
Selling, general and administrative	7,224	4,604
Total Costs and Expenses	19,071	16,171
Income From Operations	2,615	6,608
Interest Expense	(17)	(27)
Investment Income	126	104
Income Before Provision for Income Taxes and Noncontrolling Interests	2,724	6,685
Provision for Income Taxes	(810)	(1,484)
Net Income	1,914	5,201
Net Income - Noncontrolling Interests	(653)	(1,338)
Net Income - Controlling Interests	$1,261	$3,863
Net Income Available to Common Stockholders	$1,184	$3,623
Net Income Available to Class A Non-Voting Preferred Stockholders	$57	$179
Net Income Available to Class C Common Stockholders	$20	$61
Basic Net Income Per Common Share Available to Common Stockholders	$0.18	$0.57
Diluted Net Income Per Common Share Available to Common Stockholders	$0.18	$0.56
Basic and Diluted Income Per Share – Class C Common	$0.05	$0.16
Weighted Average Basic Shares Outstanding – Common Stockholders	6,447	6,357
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,575	6,485
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2020	2019
Patient fee revenue – net of contractual allowances and discounts	$17,754	$17,856
Product sales – net	288	1,241
Service and repair fees – net	6,044	6,116
Service and repair fees - related parties – net	83	83
Management and other fees – net	33,242	32,448
Management and other fees - related medical practices – net	7,473	6,965
Total Revenues – Net	64,884	64,709
COSTS AND EXPENSES
Costs related to patient fee revenue	8,660	8,016
Costs related to product sales	685	539
Costs related to service and repair fees	2,196	2,242
Costs related to service and repair fees - related parties	30	30
Costs related to management and other fees	18,203	17,493
Costs related to management and other fees – related medical practices	4,707	4,421
Research and development	1,590	1,368
Selling, general and administrative	15,691	12,474
Total Costs and Expenses	51,762	46,583
Income From Operations	13,122	18,126
Interest Expense	(57)	(78)
Investment Income	413	336
Other Income	1	—
Income Before Provision for Income Taxes and Noncontrolling Interests	13,479	18,384
Provision for Income Taxes	(2,849)	(3,826)
Net Income	10,630	14,558
Net Income - Noncontrolling Interests	(2,966)	(3,824)
Net Income - Controlling Interests	$7,664	$10,734
Net Income Available to Common Stockholders	$7,194	$10,067
Net Income Available to Class A Non-Voting Preferred Stockholders	$350	$496
Net Income Available to Class C Common Stockholders	$120	$170
Basic Net Income Per Common Share Available to Common Stockholders	$1.12	$1.58
Diluted Net Income Per Common Share Available to Common Stockholders	$1.10	$1.55
Basic and Diluted Income Per Share – Class C Common	$0.31	$0.44
Weighted Average Basic Shares Outstanding – Common Stockholders	6,442	6,353
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,570	6,481
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending March 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - December 31, 2019	$1	$183,076	$(58,053)	—	$(675)	$734	$125,083
Net income	—	—	1,261	—	—	—	1,261
Distributions - Non controlling	—	—	—	—	—	(1,410)	(1,410)
Income - Non controlling interests	—	—	—	—	—	653	653
Balance - March 31, 2020	$1	$183,076	$(56,792)	—	$(675)	$(23)	$125,587

For the Three Months Ending March 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - December 31, 2018	$1	$181,086	$(72,902)	$(9)	$(675)	$2,355	$109,856
Net income	—	—	3,863	—	—	—	3,863
Repayment of notes receivable	—	—	—	9	—	—	9
Distributions - Non controlling	—	—	—	—	—	(1,125)	(1,125)
Income - Non controlling interests	—	—	—	—	—	1,338	1,338
Balance - March 31, 2019	$1	$181,086	$(69,039)	$—	$(675)	$2,568	$113,941

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Nine Months Ending March 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2019	$1	$181,086	$(64,456)	—	(675)	$2,156	$118,112
Issuance of Common Stock	—	1,990	—	—	—	—	1,990
Net income	—	—	7,664	—	—	—	7,664
Distributions - Non controlling	—	—	—	—	—	(5,145)	(5,145)
Income - Non controlling interests	—	—	—	—	—	2,966	2,966
Balance - March 31, 2020	$1	$183,076	$(56,792)	—	(675)	$(23)	$125,587

For the Nine Months Ending March 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Notes receivable from employee stockholders	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2018	$1	$179,131	$(79,773)	$(9)	$(675)	$3,559	$102,234
Issuance of Common Stock	—	1,955	—	—	—	—	1,955
Net income	—	—	10,734	—	—	—	10,734
Repayment of notes receivable	—	—	—	9	—	—	9
Distributions - Non controlling	—	—	—	—	—	(4,815)	(4,815)
Income - Non controlling interests	—	—	—	—	—	3,824	3,824
Balance - March 31, 2019	$1	$181,086	$(69,039)	$—	$(675)	$2,568	$113,941

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$10,630	$14,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,001	2,852
Amortization on right-of-use assets	2,505	—
Provision (Recovery) for bad debts	1,711	(652)
Deferred income tax – net	2,481	3,701
Stock issued for costs and expenses	1,990	1,955
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(6,808)	(5,025)
Notes receivable	22	(13)
Costs and estimated earnings in excess of billings on uncompleted contracts	372	(248)
Inventories	23	(378)
Prepaid expenses and other current assets	570	(214)
Other assets	(142)	—
Increase (decrease) in operating liabilities, net:
Accounts payable	(175)	331
Other current liabilities	(193)	(3,593)
Operating lease liabilities	(2,216)	—
Customer deposits	56	(24)
Other liabilities	105	18
Due to related medical practices	—	(135)
Net cash provided by operating activities	13,932	13,132
Cash Flows from Investing Activities:
Purchases of property and equipment	(6,601)	(3,069)
Proceeds/(Purchase) of Short term investment	15,063	(15,000)
Cost of patents	(79)	(88)
Net cash provided by (used) in investing activities	8,383	(18,157)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(33)	(23)
Repayment of notes receivable from employee stockholders	—	9
Distributions to noncontrolling interests	(5,145)	(4,815)
Net cash used in financing activities	(5,178)	(4,829)
Net Increase (Decrease) in Cash and Cash Equivalents	17,137	(9,854)
Cash and Cash Equivalents - Beginning of Period	13,882	19,634
Cash and Cash Equivalents - End of Period	$31,019	$9,780

See accompanying notes to condensed consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2019 for the fiscal year ended June 30, 2019.

During March 2020, the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies may adversely effect our workforce, liquidity, financial condition, revenues, profitability and business operations, generally. COVID-19 has caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. Through March 31, 2020, COVID-19 did not have a material effect on the financial condition and results of operations of the Company.

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

MARCH 31, 2020 and 2019

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and nine months ended March 31, 2020 and 2019.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2020 and 2019, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$1,261	$1,184	$20	$3,863	$3,623	$61
Denominator:
Weighted average shares outstanding	6,447	6,447	383	6,357	6,357	383
Basic income per common share	$0.20	$0.18	$0.05	$0.61	$0.57	$0.16
Diluted
Denominator: Weighted average shares outstanding		6,447	383		6,357	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,575	383		6,485	383
Diluted income per common share		$0.18	$0.05		$0.56	$0.16

	Nine months ended March 31, 2020			Nine months ended March 31, 2019
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$7,664	$7,194	$120	$10,734	$10,067	$170
Denominator:
Weighted average shares outstanding	6,442	6,442	383	6,353	6,353	383
Basic income per common share	$1.19	$1.12	$0.31	$1.69	$1.58	$0.44
Diluted
Denominator: Weighted average shares outstanding		6,442	383		6,353	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,570	383		6,481	383
Diluted income per common share		$1.10	$0.31		$1.55	$0.44

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

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

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Also included in other current assets is a $562 receivable from a landlord for tenant improvements. A reconciliation of operating lease payments undiscounted cash flows to lease liabilities recognized as of March 31, 2020 is as follows:

Operating Lease Payments
2020 (Three Months)	1,214
2021	4,782
2022	4,463
2023	4,415
2024	4,120
Thereafter	21,545
Present Value discount (5.5% weighted average)	(9,440)
Total lease liability	31,099

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2020 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2020 or 2019, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2020, and June 30, 2019:

	March 31, 2020
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,402	$570	$3,832
Accounts receivable - related party	$30	—	$30
Medical receivable	$16,481	$—	$16,481
Management and other fees receivable	$37,483	$9,476	$28,007
Management and other fees receivable from related medical practices ("PC’s")	$9,827	$2,792	$7,035

	June 30, 2019
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,927	$190	$3,737
Accounts receivable - related party	$—	—	$—
Medical receivable	$15,729	$—	$15,729
Management and other fees receivable	$35,114	$9,405	$25,709
Management and other fees receivable from related medical practices ("PC’s")	$8,812	$2,311	$6,501

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

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company generated revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be received over the next four years at March 31, 2020 are as follows:

2021	$579
2022	579
2023	579
2024	359
Total	$2,096

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 72% and 67% of the PCs’ net revenues for the three months ended March 31, 2020 and 2019, respectively, were derived from no-fault and personal injury protection claims. Approximately 66% and 67% of the PCs’ net revenues for the nine months ended March 31, 2020 and 2019, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.4% and 10.5% of the consolidated net revenues for the three months ended March 31, 2020 and 2019, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.5% and 10.8% of the consolidated net revenues for the nine months ended March 31, 2020 and 2019, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and nine months ended March 31, 2020 and 2019 are summarized in the following table.

	For the Three Months Ended March 31,
	2020	2019
Commercial Insurance/ Managed Care	$1,166	$1,345
Medicare/Medicaid	280	315
Workers' Compensation/Personal Injury	4,120	4,569
Other	147	181
Patient Fee Revenue, net of contractual allowances and discounts	$5,713	$6,410

	For the Nine Months Ended March 31,
	2020	2019
Commercial Insurance/ Managed Care	$3,856	$3,860
Medicare/Medicaid	821	876
Workers' Compensation/Personal Injury	12,526	12,227
Other	551	893
Patient Fee Revenue, net of contractual allowances and discounts	$17,754	$17,856

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2020	June 30, 2019
Purchased parts, components and supplies	$1,619	$1,640
Work-in-process	156	158
TOTAL INVENTORIES	$1,775	$1,798

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	March 31, 2020	June 30, 2019
Costs incurred on uncompleted contracts	$448	$448
Estimated earnings	310	1,089
Subtotal	758	1,537
Less: Billings to date	605	1,012
Total Costs and estimated earnings in excess of billings on uncompleted contracts - net	$153	$525

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2020	June 30, 2019
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,043	4,964
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,948	19,869
Less: Accumulated amortization	15,786	15,113
Other Intangible Assets	$4,162	$4,756

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

 Amortization of patents and copyrights for the three months ended March 31, 2020 and 2019 amounted to $45 and $50, respectively.

Amortization of non-compete for the three months ended March 31, 2020 and 2019 amounted to $98 and $146, respectively.

Amortization of customer relationships for the three months ended March 31, 2020 and 2019 amounted to $48 and $48, respectively.

 Amortization of patents and copyrights for the nine months ended March 31, 2020 and 2019 amounted to $139 and $149, respectively.

Amortization of non-compete for the nine months ended March 31, 2020 and 2019 amounted to $391 and $439, respectively.

Amortization of customer relationships for the nine months ended March 31, 2020 and 2019 amounted to $143 and $143, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2020	June 30, 2019
Accrued salaries, commissions and payroll taxes	$1,442	$3,898
Litigation accruals	141	145
Sales tax payable	1,519	1,671
Legal and other professional fees	109	126
Accounting fees	90	105
Self-funded health insurance reserve	115	68
Accrued interest and penalty	976	1,054
Other	770	510
Other Current Liabilities	$5,162	$7,577

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the nine months ended March 31, 2020, the Company issued 90 shares of common stock for costs and expenses of $1,990.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Mar. 31, 2020
Net revenues from external customers	$2,062	$19,624	$21,686
Inter-segment net revenues	$218	$—	$218
(Loss) Income from operations	$(1,802)	$4,417	$2,615
Depreciation and amortization	$91	$907	$998
Capital expenditures	$621	$1,341	$1,962

For the three months ended Mar. 31, 2019
Net revenues from external customers	$2,788	$19,991	$22,779
Inter-segment net revenues	$228	$—	$228
(Loss) Income from operations	$(27)	$6,635	$6,608
Depreciation and amortization	$92	$886	$978
Capital expenditures	$661	$213	$874

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the nine months ended Mar. 31, 2020
Net revenues from external customers	$6,415	$58,469	$64,884
Inter-segment net revenues	$656	$—	$656
(Loss) Income from operations	$(3,328)	$16,450	$13,122
Depreciation and amortization	$276	$2,725	$3,001
Capital expenditures	$2,375	$4,305	$6,680

For the nine months ended Mar. 31, 2019
Net revenues from external customers	$7,440	$57,269	$64,709
Inter-segment net revenues	$683	$—	$683
(Loss) Income from operations	$(665)	$18,791	$18,126
Depreciation and amortization	$276	$2,576	$2,852
Capital expenditures	$706	$2,451	$3,157

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2020 and March 31, 2019, the Company paid $21 and $158 for interest, respectively.

During the nine months ended March 31, 2020 and March 31, 2019, the Company paid $228 and $305 for income taxes, respectively.

During the nine months ended March 31, 2020, the Company recorded a current receivable of $950 from a landlord for tenant improvements.

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

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2020, the Company has recorded tax obligations of approximately $1,519 plus interest and penalties of approximately $930. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2020 and June 30, 2019, the Company had approximately $115 and $68, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the nine months ended March 31, 2020 and 2019, the Company recorded income tax expense of $2,849 in 2020 as compared to $3,701 in 2019. The 2020 provision is comprised of a current income tax component of $368 and a deferred income tax component of $2,481. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $18,457 and a deferred tax liability of $243 as of March 31, 2020, primarily relating to net operating loss carryforwards of approximately $53,460 available to offset future taxable income through 2030. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of March 31, 2020, no such changes in ownership have occurred.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

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

On March 27, 2020 Congress enacted the CARES Act (Coronavirus Aid, Relief and Economic Security Act). The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding prior and future operation losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property and the creation of refundable employee retention credits.

At the present time, the only impact of the CARES Act to the Company is allowing a full reimbursement of $1,200 of tax credits relating to the alternative minimum tax credits in the current year. Previously, these credits were to be refunded over a 3 year period.

As we continue to monitor tax implications of the CARES Act and other state and federal stimulus tax legislation, we may make adjustments to our estimates and record additional amounts for tax assets and liabilities

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2020 and through the date the condensed consolidated financial statements were issued.

The COVID-19 outbreak has caused the Company’s owned and managed sites to continue to decline after March 31, 2020 as a result of the intensification of the virus and the attendant quarantines and lockdowns. By the end of April 2020, the number of scans being preformed are only at approximately 50% of pre-COVID-19 levels. As the authorities begin to reassess the situation in May and June 2020, some quarantine and lockdown measures may be able to be lifted and following that it is uncertain whether or not our scanning levels can be expected to begin to return to pre-COVID-19 levels. We are unable to predict, how long the present COVID-19 pandemic will continue or when it will abate, or whether it will worsen.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine-month period ended March 31, 2020, we reported a net income of $10.6 million on revenues of $64.9 million as compared to net income of $14.6 million on revenues of $64.7 million for the nine-month period ended March 31, 2019. Operating income decreased from $18.1 million for the nine-month period ended March 31, 2019 to $13.1 million for the nine-month period ended March 31, 2020.

For the three-month period ended March 31, 2020, we reported a net income of $1.9 million on revenues of $21.7 million as compared to net income of $5.2 million on revenues of $22.8 million for the three- month period ended March 31, 2019.

The revenue increased slightly, from $64.7 million for the first nine months of fiscal 2019 to $64.9 million for the first nine months of fiscal 2020, was primarily due to increases in net management fees of $1.3 million, from $39.4 million for the first nine months of fiscal 2019 to $40.7 million for the first nine months of fiscal 2020. Revenues from product sales and service and repair fees decreased by $1.0 million from $7.4 million for the first nine months of fiscal 2019 to $6.4 million for the first nine months of fiscal 2020.

While our revenues increased, our costs and expenses increased by a larger amount, resulting in our operating income decreasing to $13.1 million for the nine months ended March 31, 2020 as compared to $18.1 million for the nine months ended March 31, 2019. In terms of percentages, costs and expenses increased 11.1% from $46.6 million for the first nine months of fiscal 2019 to $51.8 million for the first nine months of fiscal 2020, while revenues increased slightly, from $64.7 million for the first nine months of fiscal 2019 to $64.9 million for the first nine months of fiscal 2020.

Fonar’s wholly owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling interest, of Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.0% in HDM, and the investors in HDM have a 30.0% ownership interest. The entire management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

Through March 31, 2020, the COVID-19 virus had not had a material effect on the financial condition and results of operations of the Company. Revenues have increased slightly for the nine-month period and declined only slightly for the three-month period. The drop in operating income of approximately $5.0 million for the nine-month period ended March 31, 2020 (as compared to the first nine months of fiscal 2019) was due entirely to a $5.2 million increase in costs and expenses for the period. Revenues for the same nine-month period increased by $175,000. The greater part of the increase in costs and expenses, $2.9 million, occurred in the third quarter of fiscal 2020 ($19.1 million in the third quarter of fiscal 2020 as compared to $16.2 in the third quarter of fiscal 2019), which included an increase of $2.6 million in selling, general and administrative expenses ($7.2 million in the third quarter of fiscal 2020 as compared to $4.6 in the third quarter of fiscal 2019). The increase in service, general and administrative expense was due mainly to additional reserves taken on Management Fees, service contract receivables, and on Notes receivable. Some of these reserves have been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus.

FONAR CORPORATION AND SUBSIDIARIES

The volume of scans performed at HMCA owned and HMCA managed sites continued to decline after March 31, 2020 as a result of the intensification of the COVID-19 virus and the attendant quarantines and lockdowns. By the middle of April, the number of scans being performed were at approximately 50% of pre-COVID-19 levels. The Company also has been willing to accommodate some of its MRI scanner service customers who can demonstrate need, allowing a deferral of a part of the payments due Fonar under their service contracts. Some of these deferred amounts, however, may prove to be uncollectable, and some amounts already outstanding may prove uncollectable as well. At the present volumes of scans, the Company does not believe the scanning centers will be able to pay the current levels of its Management Fees or satisfy previously incurred Management Fee obligations

As the authorities begin to reassess the situation in May and June, 2020, some quarantine and lockdown measures may be able to lifted and following that, we expect our scanning levels will begin to return to pre-COVID-19 levels. We are unable to predict, however, how long the present COVID-19 pandemic will continue or when it will abate, or whether it will worsen. For these reasons the Company has strengthened its cost controls, but also is looking to the future and continuing its program of expanding its scanning capacity. We anticipate we will complete the installation of three additional scanners in the first quarter of fiscal 2021.

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

 During March 2020, the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies may adversely effect our workforce, liquidity, financial condition, revenues, profitability and business operations, generally. COVID-19 has caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. Through March 31, 2020, COVID-19 did not have a material effect on the financial condition and results of operations of the Company. Subsequent to March 31, 2020 COVID-19 has caused a decrease in the number of scans performed at our owned and managed centers and will likely have an impact on its financial results that the Company is not currently able to quantify.

 FONAR CORPORATION AND SUBSIDIARIES

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by Fonar, and diagnostic facilities management services, which is conducted through HMCA.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $288,000 for the first nine months of fiscal 2020 from $1.2 million for the first nine months of fiscal 2019. Costs related to product sales increased, from $539,000 for the nine- month period ended March 31, 2019 to $685,000 for the nine-month period ended March 31, 2020. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of out MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues decreased slightly by 1.2% from $6.2 million for the nine- month period ended March 31, 2019 to $6.1 million for the nine- month period ended March 31, 2020. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs relating to providing service was $2.2 million in the first nine months of fiscal 2019 and $2.3 million in the first nine months of fiscal 2020. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems developed, we have been able to control our costs of providing service.

There were approximately $417,000 in foreign revenues for the first nine months of fiscal 2020 as compared to approximately $393,000 in foreign revenues for the first nine months of fiscal 2019, representing an increase in foreign revenues of 6.1%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $6.4 million for the first nine months of fiscal 2020 from $7.4 million for the first nine months of fiscal 2019. Operating losses for our medical equipment segment increased to an operating loss of $3.3 million, for the first nine months of fiscal 2020 as compared to an operating loss of $665,000 for the first nine months of fiscal 2019.

FONAR CORPORATION AND SUBSIDIARIES

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2020 by 2.1% to $58.5 million from $57.3 million for the first nine months of fiscal 2019. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 90.1% for the first nine months of fiscal 2020, from 88.5% for the first nine months of fiscal 2019.

The increase in HMCA revenues is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government programs and the lockdowns imposed as a result of the COVID-19 virus. The reductions in reimbursement rates are not unique to HMCA or HMCA’s clients but are being experienced by the industry in general.

HMCA’s strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company has seen its scan volume decrease by approximately 50%. Nevertheless, the Company is continuing its program of adding additional scanners, even though the COVID-19 virus may delay the completion of the installation of some of the scanners. If scan volumes decrease further, or remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to reduce the size of its operations as a last resort.

Although the COVID-19 virus has adversely affected our marketing efforts our scan volumes in the third quarter of fiscal 2020, the number of scans performed at our centers and at our client’s centers increased from approximately 136,000 in the first nine months of fiscal 2019 to approximately 139,000 in the first nine months of fiscal 2020. Our scan volume began to decline in late March 2020 as a result of the impact of the pandemic on referral sources, stay-at-home orders and travel restrictions.The scan volumes for the fourth quarter of fiscal 2020 can be expected to be adversely affected, if the lockdowns are not lifted or relaxed for a prolonged period.

We manage twenty-five sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $16.4 million for the first nine months of fiscal 2020 compared to operating income of $18.8 million for the first nine months of fiscal 2019, the decrease being due to greater increase in costs and expenses.

HMCA’s cost of revenues for the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 increased by 5.8% from $29.9 million to $31.6 million primarily as a result of the higher volume of scans performed and an increase in selling, general and administrative expense which outpaced revenue growth.

Consolidated

For the first nine months of fiscal 2020, our consolidated net revenues increased by 0.3% to $64.9 million from $64.7 million for the first nine months of fiscal 2019, and total costs and expenses increased by 11.1% to $51.8 million from $46.6 million for the first nine months of fiscal 2020 and for the first nine months of fiscal 2019 respectively. As a result, our operating income decreased to $13.1 million in the first nine months of fiscal 2020 as compared to $18.1 million in the first nine months of fiscal 2019. An increased selling, general and other administrative costs in particular resulted in the growth of cost and expenses.

FONAR CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses increased to $15.7 million in the first nine months of fiscal 2020 from $12.5 million in the first nine months of fiscal 2019. The greater part of the increase was due to a $2.6 million increase in the third quarter of fiscal 2020 ($7.2 million in the third quarter of fiscal 2020 as compared to $4.6 million in the third quarter of 2019). This increase in selling, general and administrative expenses was due mainly to additional reserves taken on Management Fees, service contract receivables, and on Notes receivable. Some of these reserves have been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first nine months of fiscal 2020 and 2019.

Research and development expenses increased by 16.2% to $1.6 million for the first nine months of fiscal 2020 from $1.4 million for the first nine months of fiscal 2019.

Interest expense in the first nine months of fiscal 2020 decreased by 26.9% to $57,000 from $78,000 in the first nine months of fiscal 2019. The decrease was due to the repayment of debt.

Inventories remained constant at $1.8 million at March 31, 2020 and at June 30, 2019.

Net management fee and medical receivables increased by 7.5% to $51.5 million at March 31, 2020 from $47.9 million at June 30, 2019 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first nine months of fiscal 2020 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2019 ($58.5 million for the first nine months of fiscal 2020 as compared to $57.3 million for the first nine months of fiscal 2019), and an decrease in MRI equipment segment revenues ($6.4 million as compared to $7.4 million). Revenues were 9.9% from the MRI equipment segment as compared to 90.1% from HMCA, for the first nine months of fiscal 2020, as compared to 11.5% from the MRI equipment segment and 88.5% from HMCA for the first nine months of fiscal 2019.

On March 27, 2020, the CARES Act was signed into law and is intended to provide over $2 trillion in stimulus benefits for the U.S. economy. The CARES Act provides for certain federal income tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. We are still reviewing and determining the extent to which the tax provisions of the CARES Act will effect the Company. We will expect a cash benefit from the ability to receive a full reimbursement of $1,200 of tax credits relating to the alternative minimum tax credits in the current year plus additional cash benefits from the deferral of the employer portion of Social Security payroll taxes.

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

FONAR CORPORATION AND SUBSIDIARIES

We are committed to improving our operating results and dealing with the challenges posed by legislative and regulatory requirements. Nevertheless, factors beyond our control, such as the COVID-19 virus, the timing and rate of market growth, economic conditions, the availability of credit and payor reimbursement rates, or unexpected expenditures and the timing of such expenditures, make it difficult to forecast future operating results.

As mentioned, one of the effects of the PPACA on our business has been the reduction in Medicare reimbursement rates for MRI scans. This also has resulted in a reduction in the reimbursement rates by commercial insurers and government programs which tie their reimbursement rates to the Medicare rates. Nevertheless, the increased patient volume of the scanning centers we manage or own has enabled us to maintain healthy operating results in spite of these challenges. We believe we are pursuing the correct policies to cope with these problems and the problems caused by the pandemic, and to improve the Company’s operating results. However, our future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

Our Upright® MRI (also referred to as the Stand-Up® MRI), together with our works-in-progress, are intended to significantly improve our competitive position.

The Upright® MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would not have been addressable for lack of visualizing the symptom causing the pathology and therefore, in general enables the treating physician to achieve a better treatment outcome for his patient. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built multi-position adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. This allows the MRI technologist to ask the patient to position himself/herself in the exact position that generates his/her pain so that images of the patient in the position that explicitly generates the patient’s pain can be nailed down. Full-range-of-motion studies of the joints in virtually any direction are possible, a particularly promising feature for sports injuries.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased by 7.2% from $29.0million at June 30, 2019 to $31.0 million at March 31, 2020.

Cash provided by operating activities for the first nine months of fiscal 2020 was $13.9 million. Cash provided by operating activities was attributable principally to net income of $10.6 million, depreciation and amortization of $3.0 million and deferred income tax of $2.5 million, offset by an increase in accounts, management fee receivables and medical receivables of $6.8 million and a decrease in operating lease liabilities of $2.2 million.

Cash provided by investing activities for the first nine months of fiscal 2020 was $8.4 million. Cash provided by investing activities was attributable to short term investment of $15.1 million offset by uses of cash used in investing activities during the first nine months of fiscal 2020 of patent costs of $79,000 and the purchase of property and equipment of $6.6 million.

Cash used in financing activities for the first nine months of fiscal 2020 was $5.2 million. The principal uses of cash in financing activities during the first nine months of fiscal 2020 were the repayment of principal on long-term debt and capital lease obligations of $33,000 and distributions to non-controlling interests of $5.1 million.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities increased by 195.1% to $45.6 million at March 31, 2020 from $15.4 million at June 30, 2019. This was primarily due to the adoption of the new accounting pronouncement regarding leases in the amount of $31.9 million. “Other” current liabilities decreased by 31.9% to $5.2 million at March 31, 2020 from $7.6 million at June 30, 2019. Long-term debt and capital lease obligations decreased from $273,000 to $247,000. The current portion of our unearned revenue on service contracts increased from $3.8 million to $3.9 million. Customer deposits increased from $799,000 at June 30, 2019 to $854,000 at March 31, 2020 as a result of an increase in services performed.

As of March 31, 2020, the total of $5.2 million in “other” current liabilities included accrued salaries and payroll taxes of $1.4 million, and sales taxes of $1.5 million plus accrued interest and penalties of $1.0 million.

Our working capital increased to $76.5 million at March 31, 2020 from $71.0 million at June 30, 2019. This resulted from an increase in current assets ($85.1 million at June 30, 2019 as compared to $91.4 million at March 31, 2020), and a smaller increase in current liabilities from $14.1 million at June 30, 2019 to $14.9 million at March 31, 2020.

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

On March 27, 2020 Congress enacted the CARES Act (Coronavirus Aid, Relief and Economic Security Act). The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding prior and future operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property and the creation of refundable employee retention credits. At the present time, the only impact of the CARES Act to the Company is allowing a full reimbursement of $1,200 of tax credits relating to the alternative minimum tax credits in the current year. Previously, these credits were to be refunded over a period of 3 years. We will also realize a cash benefit from the deferral of Social Security payroll taxes.

On April 20, 2020, we entered into a $5.0 million loan agreement under the Paycheck Protection Program (PPP) under the CARES Act. Due to an abundance of caution, on May 1 2020, we returned the full amount of the loan, since it became increasingly unclear whether or not public companies would be required to seek other sources of liquidity.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2020 fiscal year with the exception of placing additional scanners at facilities located in Islandia and White Plains, New York. Also, we signed a lease and have begun the construction for a new location for a new facility in Pembroke Pines, Florida which we anticipate to be completed in the first quarter of 2021.

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

 FONAR CORPORATION AND SUBSIDIARIES

Management is seeking to promote wider market recognition of Fonar’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, the uncertainty resulting from the Patient Protection and Affordable Care Act or its repeal and replacement, and the impact of the COVID-19 virus on the economy in general, the sale of medical equipment has and may continue to suffer.

The Company believes that its business plan has been responsible for the past seven consecutive fiscal years and first two fiscal quarters of fiscal 2020 of profitability and that its capital resources will be adequate to support operations through at least March 31, 2021. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company can not predict the full effect of COVID-19 for the fourth fiscal quarter or later period, the Company that it has revenues, cash reserves and other assets that will enable it to continue to operate until at least March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer has concluded that the Company’s internal control over financial reporting was effective as of the March 31 ,2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.Form

As previously identified and disclosed in the Company’s Annual Report on Form 10K for the year ended June 30, 2019, the most recent fiscal year, management had determined that adequate controls did not exist over the classification of certain financial instruments as cash equivalents or short term investments. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company has designed and implemented controls to properly classify cash and cash equivalents and short term investments. The Company has determined that the following material weakness in our internal control over financial reporting previously reported as of June 30, 2019 we remediated as of March 31, 2020

FONAR CORPORATION AND SUBSIDIARIES

To remediate the material weakness described above, we have designed and implemented compensating controls and are enhanced and revised the design of existing controls and procedures to ensure the proper classification of financial instruments as cash equivalents or as short-term or long-term investments. basis We are no longer required to have our auditors audit our internal controls but we continue to engage an independent consultant to assist us in reviewing and maintaining our internal controls.

Changes in Internal Control over Financial Reporting

Other than to the extent for the extent described above, there were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2019 or the fiscal quarters ended September 30, 2019, December 31, 2019 and March 31, 2020

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

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

2. Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate, and others are likely to demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins. The demand for MRI scanners could be further reduced by any downturn in the economy resulting from the COVID-19 virus and the lockdowns resulting from the COVID-19 virus.

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

11. Changes in Domestic and Worldwide Public Health and Economic Conditions; COVID-19 Virus. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including pandemics, recessions or economic slowdowns and disruptions of credit markets. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally. In addition, a pandemic, such as the COVID-19 virus which most of the World is now experiencing, can erupt suddenly and have a materially adverse effect on worldwide health and economic conditions. The COVID-19 virus has caused us to require that much of our workforce work from home and restricted the ability of our personnel to travel for marketing purposes or to service our customers. As a result of the lockdowns occasioned by the COVID-19 virus, the number of scans performed at the MRI scanning facilities owned or managed by us has declined by approximately 50%. Although we have substantial cash reserves, if the lockdowns occasioned by the COVID-19 virus cannot be lifted or substantially relaxed for a prolonged period of time, our ability to operate our business at pre-COVID-19 levels could be materially compromised At the present time we can offer no assurances as to the course the virus may take, whether conditions may improve in the short- term, over an extended period, or even worsen or resurface.

FONAR CORPORATION AND SUBSIDIARIES

12. COVID-19 Virus; The global pandemic of COVID-19 is affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. economy and financial markets. COVID-19 is still evolving and much of its impact remains unknown and difficult to predict; however, it has adversely affected our business operations, is expected to impact our financial performance for the fourth quarter of 2020. COIVID-19 is resulting in fewer referrals to our facilities and lower voluntary admissions as individuals may be less inclined to t leave their homes and seek treatment all of which have resulted in reduced patient volumes of approximately 50%. If employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus could spread to others at the facility and impact the operations of such facility. It is difficult to predict the duration of lower patient volume, and once restrictions are eased, we cannot predict the timing or the likelihood of returning to pre-COVID volumes. Pandemic relating staffing difficulties and equipment, pharmaceutical and medical supply shortages may impact our ability to treat patients at our facilities. Such shortages could lead to us paying higher prices for supplies, equipment and labor.

Steps we are taking to mitigate the financial impact may have negative impacts on our financial conditions and results of operations, including:

*	Postponing maintenance capital expenditures and growth capital expenditures, including facility expansions that could have long-term negative impacts on our ability to grow and our business plans and expectations

*	Managing corporate and facility-level staffing costs by reducing hours, implementing employee furloughs and implementing a hiring freeze for non-clinical staff could negatively impact our ability to provide services once volumes return and could negatively impact employee morale and recruitment efforts.

*	Reducing marketing expenditures could impact our ability to attract referring sources and patients to our facilities

*	Reducing corporate expenses could impact our ability to support our facilities and future operations.

Broad economic factors resulting from COVID-19, including increasing unemployment rates and reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity may be harmed. In addition, our results and financial condition may be further adversely affected by federal or state laws, regulations, orders or other government or regulatory actions addressing the current COVID-19 pandemic or healthcare systems, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flows.

The foregoing and other continued disruptions to ur business as a result of the COVID-19 pandemic have had and are likely to continue to have an adverse effect on our business and could have material adverse effects on our results of operations, financial condition and cash flows.

 FONAR CORPORATION AND SUBSIDIARIES

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits

b)	Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on February 10, 2020, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2019.

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

Dated: May 15, 2020