Form 10-K
period 2020-06-30
FONAR CORP
filed 2020-10-01
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _____ No __X__.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _____ No __X__.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No _____.

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No _____.

 FONAR CORPORATION AND SUBSIDIARIES

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____; Accelerated filer ____; Non-accelerated filer __X__ ;

Smaller reporting company __X__ ; Emerging Growth Company _____.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__ .

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2019 based on the closing price of $19.69 per share on such date as reported on the NASDAQ System, was approximately $123 million. The other outstanding classes do not have a readily determinable market value.

As of September 15, 2020, 6,447,463 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K ITEMS

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Diagnostic Management, LLC (“HMCA”), also called Health Management Company of America. HMCA provides management services, administrative services, billing and collection services, credentialing services, contract negotiations, compliance consulting, purchasing, IT services, hiring, conducting interviews and managing personnel, storage of medical records, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers engaged in diagnostic imaging. In addition to acting as a management company, HMCA owns and operates four diagnostic imaging facilities in Florida, where the corporate practice of medicine is permitted.

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

Among the risks and assumptions which must now be taken into account is the COVID-19 virus, which adds additional uncertainties to future expectations. Although the impact will be negative, the severity, duration and potential recurrence of the virus adds a new and uncharted dimension to the uncertainties facing our business and the world economy in general.

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

As of June 30, 2020, HMCA manages a total of 35 MRI scanners. Twenty-two (22) MRI scanners are located in New York and thirteen (13) which are located in Florida. We believe that the utilization of Fonar UPRIGHT® MRI scanning systems which are produced under the protection of our patents, have been a significant factor in the increased patient volume of the scanning facilities and our ability to begin our recovery from the effects of the COVID-19 pandemic. In addition, a new facility managed by the Company has been opened the first quarter of fiscal 2021 in Pembroke Pines, Florida and a total of three additional MRI scanners are to be added in New York.

MEDICAL EQUIPMENT SEGMENT

PRODUCTS

 FONAR CORPORATION AND SUBSIDIARIES

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

The Upright® MRI is also the world’s most non-claustrophobic whole-body MRI scanner. Frequently, patients can simply walk into the magnet, stand or sit for their scans and then walk out. The magnet’s front-open and top-open design provides an unprecedented degree of comfort because there is nothing in front of the patient’s face except a large (42”) flat-screen TV that is mounted on the wall. The default position for the bed is a tilt back of six degrees that minimizes patient motion. Special RF receiver coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are also used to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in a multiple of directions are possible, an especially useful feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine can also be achieved under full body weight.

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

During fiscal 2020, sales of our Upright® MRI scanners accounted for approximately 0.1% of our total revenues and 1.1% of our medical equipment revenues, as compared to 0.8% of total revenues and 7.7% of medical equipment revenues in fiscal 2019.

FONAR’s principal marketing efforts with respect to its products have been focused on the Upright® MRI, which we believe is a particularly unique product. It is the only MRI scanner which is both open and allows for weight-bearing imaging. We expect to continue our focus on the Upright® MRI in the immediate future.

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

Our marketing efforts, however, have been compromised by the COVID-19 panademic and economic challenges felt worldwide as a result.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $8.3 million in fiscal 2019 and $8.2 million in fiscal 2020. Our objective is to maintain service revenues at present levels or better, based on the longevity of the technology, and the refurbishments and upgrades which keep the scanners competitive with the latest techniques.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2020, we incurred expenditures of $2,025,376, none of which were capitalized, on research and development, as compared to $1,812.347, none of which were capitalized, during the fiscal year ended June 30, 2019.

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

BACKLOG

Our backlog of unfilled orders at September 15, 2020 was approximately $457,000, as compared to $788,000 at September 13, 2019. It is expected that the existing backlog of orders will be filled within the 2021 fiscal year.

PATENTS AND LICENSE

We currently have numerous patents in effect which relate to the technology and components of our MRI scanners. We believe that these patents, and the know-how we have developed, are material to our business.

 FONAR CORPORATION AND SUBSIDIARIES

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

We have significantly enhanced our patent position within the industry and now possess a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2020, 215 patents had been issued to Fonar, and approximately 14 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

X-rays are the most common energy source used in imaging the body and are employed in three imaging modalities:

1.	Conventional X-ray systems, the oldest method of imaging, are typically used to image bones and teeth. The image resolution of adjacent structures that have high contrast, such as bone adjacent to soft tissue, is excellent, while the discrimination between soft tissue organs is poor because of the nearly equivalent penetration of x-rays.

2.	Computerized Tomography, also referred to as "CT", systems couple computers to x-ray instruments to produce cross-sectional images of particular large organs or areas of the body. The CT scanner addresses the need for images, not available by conventional radiography, that display anatomic relationships spatially. However, CT images are generally limited to the transverse plane and cannot readily be obtained in the two other planes, sagittal and coronal. Improved picture resolution is available at the expense of increased exposure to x-rays from multiple projections. Furthermore, the pictures obtained by this method are computer reconstructions of a series of projections and, once diseased tissue has been detected, CT scanning cannot be focused for more detailed pictorial analysis or obtain a chemical analysis.

3.	Digital radiography systems add computer image processing capability to conventional x-ray systems. Digital radiography can be used in a number of diagnostic procedures which provide continuous imaging of a particular area with enhanced image quality and reduced patient exposure to radiation.

4.	Nuclear medicine systems, which are based upon the detection of gamma radiation generated by radioactive pharmaceuticals introduced into the body, are used to provide information concerning soft tissue and internal body organs and particularly to examine organ function over time.

5.	Ultrasound systems emit, detect and process high frequency sound waves reflected from organ boundaries and tissue interfaces to generate images of soft tissue and internal body organs. Although the images are substantially less detailed than those obtainable with x-ray methods, ultrasound is generally considered harmless and therefore has found particular use in imaging the pregnant uterus.

X-ray machines, ultrasound machines, digital radiography systems and nuclear medicine compete with the MRI scanners by offering significantly lower price and space requirements. However, Fonar believes that the utility of the images produced by its MRI scanners is generally superior to the utility of the images produced by those other methodologies.

GOVERNMENT REGULATION

 FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

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

As a result of scheduled re-acquisitions of interest held by investors as of July 1, 2016, HDM is owned by Health Management Corporation of America (70%) and investors (30%).

HDM operates under the assumed name “Health Management Company of America” (“HMCA”).

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

As of June 30, 2020, HMCA managed a total of 35 MRI scanners of which twenty-two (22) scanners are located in New York and 13 scanners are located in Florida. For the 2020 fiscal year, the revenues HMCA recognized from the MRI facilities has remained constant at $77.2 million, for the 2020 and 2019 fiscal years. Four of the facilities in Florida are owned by HMCA subsidiaries, where the corporate practice of medicine is permitted.

 FONAR CORPORATION AND SUBSIDIARIES

We believe the utilization of FONAR Upright® MRI scanning systems, which are produced under the protection of our patents, accounts for the historically robust patient volume at the scanning facilities and, most recently, our steady recovery from the effects of the COVID-19 pandemic. During fiscal 2020, a second MRI scanner was installed in the second quarter at our Ormond Beach, Florida facility and a new HMCA-owned facility was installed in the first quarter of 2021 in Pembroke Pines, Florida.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2019, the aggregate amount of management fees was $4,389,498 per month. In fiscal 2020, the aggregate amount of management fees was $4,530,422 per month.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three HMCA-managed MRI facilities in Florida. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2020, the aggregate monthly amount of management fees payable to HMCA by these sites was $897,745

The Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debt were $22,495,260 in fiscal 2020.

HMCA contracts with an outside billing company (located in Melville, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $85,000 for HMCA in fiscal 2019 and fiscal 2020. The Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884.

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

FONAR CORPORATION AND SUBSIDIARIES

HMCA develops marketing programs and educational programs in an effort to establish and maintain referring physician relationships for our clients and Florida subsidiaries.

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Three facilities in New York and six facilities in Florida have two or more MRI scanners. One facility in New York and two in Florida also perform X-rays. During Fiscal 2020, a second MRI was installed at our Ormond Beach, Florida facility and a new HMCA facility became operational in Pembroke Pines, Florida.

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

CMS’ 2010 regulatory changes to the MPFS included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2020, Medicare revenues represented approximately 3.8% of the revenues for HMCA’s clients and subsidiaries as compared to 4.0% for the fiscal year ended June 30, 2019. In January, 2014 additional reductions in Medicare reimbursement were adopted, and New York State is expected to propose reducing Workers’ Compensation reimbursements.

 FONAR CORPORATION AND SUBSIDIARIES

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2020, approximately 0.07% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.13% in fiscal 2019. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

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

The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, broadening protections for whistleblowers and creating liability for knowingly retaining a government overpayment, acting in deliberate ignorance of a government overpayment or acting in reckless disregard of a government overpayment. The healthcare reform bills in the form of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) expanded on changes made by the 2009 Fraud Enforcement and Recovery Act with regard to such “reverse false claims.” Under PPACA, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. HMCA and its clients have never been sued under the False Claims Act and believe they are in compliance with the law.

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

In fiscal 2020, approximately 3.8% of the revenues of HMCA’s clients were attributable to Medicare and 0.07% were attributable to Medicaid. In fiscal 2019, approximately 4.0% of the revenues of HMCA’s clients were attributable to Medicare and 0.13% were attributable to Medicaid.

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

 FONAR CORPORATION AND SUBSIDIARIES

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of PPACA. The implementation of this law will likely have a profound impact on the healthcare industry. Most of the provisions of PPACA are being phased in over time and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical “homes,” care collaboration and shared financial risk in a way that will accelerate industry adoption and change. We are unable to predict the full impact of PPACA at this time primarily due to the present administration’s efforts to repeal and replace the PPACA, or to utilize executive action to modify the Act’s provisions where possible.

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

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2020 approximately 56.7% of our clients’ receipts were from patients covered by no-fault insurance and approximately 9.11% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2019, approximately 57.5.% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 9.2% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

 FONAR CORPORATION AND SUBSIDIARIES

EMPLOYEES

Fonar and HMCA had approximately 424 employees as of September 15, 2020. This total number included employees engaged in production, customer support, research and development, information technology, employees engaged in marketing and sales, billing and collection, as well as transcriptionists, Florida technologists, field service technicians and individuals in various administrative positions. A significant number of employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

ITEM 1A. RISK FACTORS

An investment in our securities is subject to various risks, the most significant of which are summarized below.

1.	Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. We are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, we have been able to counter the impact of these reductions by increasing our volume of scans and reducing our operating expenses, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

2.	Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, prospective customers would demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

3.	Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although Fonar is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a Fonar scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

4.	Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the services we perform. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would reduce our net revenue and operating margins.

5.	Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

 FONAR CORPORATION AND SUBSIDIARIES

6.	Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors.

7.	Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

8.	Possible changes in Florida Insurance Law. In early 2019, two senate bills and one house bill in Florida were introduced, all of them calling for the repeal of PIP and replacing PIP with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. Another Florida senate bill was introduced that would preserve PIP but dramatically cut reimbursement rates. None of the proposed bills ever made it onto the 2019 legislative agenda, but similar efforts in the future might be successful. Currently, drivers and passengers get car damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. Over the past several years there have been various bills introduced by a number of Florida legislators to eliminate PIP and instead mandate coverage including some combination of a minimum of bodily injury and a reduced or no amount of medical payments (Medpay coverage). Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times. The recent bills, which were introduced in 2020, gained no traction.

9.	Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

 FONAR CORPORATION AND SUBSIDIARIES

Information security risks have significantly increased because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks.

10.	COVID-19. Although we believe we have taken the proper steps and made a good recovery from the impact of the COVID-19 virus, the course and severity of the virus in the following months, and the ultimate economic and medical impact it will have worldwide and at home, have so far eluded more than minimal predictability.

11.	Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our liquidity, financial condition, revenues, profitability and business operations generally.

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

ITEM 3. LEGAL PROCEEDINGS. There are no material legal proceedings threatened or pending against the Company.

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

Fiscal Quarter			High	Low
January -	March	2017	$20.85	$17.30
April -	June	2017	$29.40	$17.20
July -	September	2017	$31.90	$25.31
October -	December	2017	$33.75	$21.10
January -	March	2018	$29.95	$22.15
April -	June	2018	$30.10	$25.31
July -	September	2018	$28.80	$23.70
October -	December	2018	$25.77	$19.63
January -	March	2019	$23.85	$20.01
March -	June	2019	$23.00	$18.85
July -	September	2019	$25.25	$20.44
October -	December	2019	$20.94	$19.07
January -	March	2020	$20.24	$11.00
April -	June	2020	$25.99	$13.85
July -	September 15,	2020	$26.49	$20.31

 FONAR CORPORATION AND SUBSIDIARIES

Performance Graph

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 30, 2016 and ending on June 30, 2020 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”); (b) the CRSP Total Return Index for Nasdaq Medical Equipment Manufacturers (“Nas-MED”); and (c) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”) during such period, assuming a $100 investment on June 30, 2016. The stock price performance on the graph below is not necessarily indicative of future price performance.

Relative Dollar Values

	June 30, 2016	June 30, 2017	June 30, 2018	June 29, 2019	June 28, 2020
Fonar Common Stock	$100.00	$139.10	$133.15	$107.87	$106.37
NASDAQ	$100.00	$128.30	$158.57	$170.91	$216.96
NAS-Med	$100.00	$118.68	$137.07	$163.75	$173.91
NAS-Hea	$100.00	$119.91	$148.46	$152.83	$174.53

On September 15, 2020, we had approximately 1,005 stockholders of record of our Common Stock, 10 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,131 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2020. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

STATEMENT OF OPERATIONS	2020	2019	2018	2017	2016
Revenues	$85,690,462	$87,192,887	$81,515,994	$78,036,586	$73,368,210
Cost of revenues	$43,296,825	$43,984,593	$41,950,770	$38,052,425	$38,870,898
Research and Development Expenses	$2,025,376	$1,812,347	$1,755,747	$1,480,670	$1,631,846
Net Income(Loss)	$11,704,733	$20,513,674	$25,452,185	$23,678,798	$18,795,517
Basic Net Income (Loss)per common share	$1.20	$2.26	$3.16	$2.98	$2.43
Diluted Net Income (Loss) per common share	$1.18	$2.22	$3.10	$2.92	$2.38
Basic Weighted average number of shares outstanding	6,443,713	6,354,103	6,287,510	6,161,599	6,050,893
Diluted Weighted average number of shares outstanding	6,571,217	6,481,607	6,415,014	6,289,103	6,178,397
BALANCE SHEET DATA
Working capital	$77,226,104	$70,998,783	$52,497,840	$39,177,703	$24,946,326
Total Assets	$180,259,380	$133,560,210	$118,310,945	$98,762,566	$84,887,606
Long-term debt and obligations under capital leases	$2,116,587	$273,112	$306,035	$336,761	$2,059,236
Stockholder’s equity	$126,242,616	$118,112,103	$102,234,471	$82,909,953	$60,776,307

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

For the fiscal years ended June 30, 2020 and June 30, 2019 11.9% and 10.7%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

The most significant adverse impact on on our Company in fiscal 2020 has been the COVID-19 pandemic. Although it had seemed the worst had passed, events in September, 2020 have shown a spike in new cases. This is by no means a problem confined to our Company, but regardless of our best efforts, our results of operation and financial condition are potentially volatible and severe.

During March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which have adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and while the Company is not back to pre-COVID-19 levels, the scan volume has risen. During the fourth quarter of Fiscal 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company immediately enacted wide scale furloughs, deferment of up to 50% of management salaries, halted variable compensation plans and rent deferrals were negotiated with nearly all landlords. Reductions of the salaries of non-controlling interest group members, who are actively involved in the management of the Company, accounted for most of the payroll savings from cutbacks during the fourth quarter. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP) and Medicare advances/stimulus payments. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

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

At June 30, 2019, the net deferred tax asset was valued at $20,937,747. At June 30, 2020, the net deferred tax asset was valued at $18,809,757.

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

RESULTS OF OPERATIONS. FISCAL 2020 COMPARED TO FISCAL 2019

In fiscal 2020, we recognized net income of $11.7 million on revenues of $85.7 million, as compared to net income of $20.5 million on revenues of $87.2 million for fiscal 2019. This represents a decrease in revenues of 1.7%. Patient fee revenue net of contractual allowances decreased by 7.1%. Total costs and expenses increased by 10.7%. Our consolidated operating results decreased by $8.5 million to an operating income of $13.7 million for fiscal 2020 as compared to operating income of $22.1 million for fiscal 2019.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2020 Compared to Fiscal 2019

Revenues attributable to our medical equipment segment decreased by 15.5% to $8.5 million in fiscal 2020 from $10.0 million in fiscal 2019, with product sales revenues decreasing by 83.0% from $1.8 million in fiscal 2019 to $298,000 in fiscal 2020. Service revenue decreased from $8.3 million in fiscal 2019 to $8.2 million in fiscal 2020.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties decreased by 83.0% in fiscal 2020 from $1.8 million in fiscal 2019 to $298,000 in fiscal 2020. There were no product sales to related parties in fiscal 2020 or 2019.

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

The operating loss for the medical equipment segment increased from an operating loss of $3.4 million in fiscal 2019 to an operating loss of $6.4 million in fiscal 2020. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues.

FONAR CORPORATION AND SUBSIDIARIES

We recognized revenues of $96,000 from the sale of our Upright® MRI scanners in fiscal 2020, while in fiscal 2019, we recognized revenues of $779,000 from the sale of Upright® MRI scanners.

Research and development expenses, increased to $2.0 million in fiscal 2020 from $1.8 million in fiscal 2019. Our expenses for fiscal 2020 represented continued research and development of various upgrades for the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2020 Compared to Fiscal 2019

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, remained constant at $77.2 million in fiscal 2020 and in fiscal 2019. The decrease in revenues was due to $1.7 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida. One of these locations added additional medical equipment which allowed it to increase volume coupled with an increase in management and other fees of $1.7 million.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment decreased from $40.2 million or 52.0% of related revenues for the year ended June 30, 2019 to $39.8 million, or 51.5% of related revenues for the year ended June 30, 2020. The revenues increased more than the costs relating to these revenues.

Operating results of this segment decreased from operating income of $25.6 million in fiscal 2019 to operating income of $20.1 million in fiscal 2020. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2020 Compared to Fiscal 2019

Interest and investment income increased in 2020 compared to 2019. We recognized interest income of $502,145 in 2020 as compared to $482,573 in fiscal 2019, representing an increase of 4.1%.

Interest expense of $74,321 was recognized in fiscal 2020, as compared to interest expense of $98,636 in fiscal 2019. This was due to additional principal payments being made to retire our debt.

While revenue decreased by 1.7% selling, general and administrative expenses increased by 38.7% to $26.7 million in fiscal 2020 from $19.3 million in fiscal 2019. This increase was almost exclusively due to reserves placed on service contracts and management fees and other receivables resulting from the COVID-19 pandemic. It is too early to know how much of these reserves will be recovered.

The compensatory element of stock issuances decreased from $1,990,380 in fiscal 2019 to $0 in fiscal 2020.

Revenue from service and repair fees decreased from $8.3 million in fiscal 2019 to $8.2 million in fiscal 2020.

FONAR CORPORATION AND SUBSIDIARIES

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2020 we continued our investment in the development of various upgrades for the UPRIGHT® MRI, with an investment of $2,025,376 in research and development, none of which was capitalized, as compared to $1,812,347, none of which was capitalized, in fiscal 2019. The research and development expenditures were approximately 23.9% of revenues attributable to our medical equipment segment and 2.4% of total revenues in 2020, and 18.1% of medical equipment segment revenues and 2.1% of total revenues in fiscal 2019. This represented a 11.8% increase in research and development expenditures in fiscal 2020 as compared to fiscal 2019.

For the physician and diagnostic services management segment, HMCA, revenues remained constant at $77.2 million in fiscal 2019 and in fiscal 2020. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2020 the Company recorded an income tax expense, net of $2.4 million compared with an income tax expense of $2.0 million for 2019. The income tax benefits is attributable to the expected tax benefits associated with the projected realization and utilization of our net operating losses in future periods. The Company has recorded a deferred tax asset of $18.8 million as of June 30, 2020, primarily relating to the tax benefits from the net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income. Although the Company is projecting to generate taxable income in future periods, they cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed.

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

The COVID-19 pandemic has had a severe adverse effect on our revenues during the final quarter of 2020. The continuing impact of this pandemic cannot be predicted for future periods, notwithstanding recent improvements.

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. The impact of the PPACA is uncertain mostly because of the efforts of the present administration to repeal and/or replace the Act and executive actions taken to minimize to the extent possible the effects and requirements of the Act.

FONAR CORPORATION AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents increased by 165.1% from $13.9 million at June 30, 2019 to $36.8 million at June 30, 2020.

Cash provided by operating activities for fiscal 2020 approximated $20.4 million. Cash provided by operating activities was attributable to the net income of $11.7 million, depreciation and amortization of $3.9 million, deferred income tax expense benefit of $2.1 million which was offset by the increase in accounts, medical and management fee receivables of $10.8 million.

Cash provided by investing activities for fiscal 2020 approximated $7.4 million. The cash provided from investing activities was attributable to purchases of property and equipment of $7.5 million, proceeds of short term investments of $15.1 million and costs of patents of $118,000.

Cash used by financing activities for fiscal 2020 approximated $4.9 million. The principal uses of cash in financing activities included the proceeds from loans and capital lease obligations of $5.6 million, and repayment of borrowings and capital lease obligations of $5.0 million and distributions to non-controlling interests of $5.6 million.

Total liabilities increased by 249.8% during fiscal 2020, from approximately $15.4 million at June 30, 2019 to approximately $54.0 million at June 30, 2020. This was due mainly to the implementation of a new accounting pronouncement.

As at June 30, 2020, our obligations included approximately $2.2 million in various state sales taxes, inclusive of penalties and interest. The Company is in the process of negotiating settlements of these obligations.

At June 30, 2020, we had working capital of approximately $77.2 million as compared to working capital of $71.0 million at June 30, 2019, and stockholders’ equity of $126.2 million at June 30, 2020 as compared to stockholders’ equity of $118.1 million at June 30, 2019. For the year ended June 30, 2020, we realized a net income of 11.7 million.

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. As of June 30, 2020, HMCA manages a total of 35 MRI scanners of which 22 MRI scanners are located in New York and 13 are located in Florida. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $8.3 million for the year ended June 30, 2019 and $8.2 million for the year ended June 30, 2020.

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

 FONAR CORPORATION AND SUBSIDIARIES

Current economic credit conditions have contributed to a slower than optimal business environment. As a result our business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known.

Revenues from HMCA have been the principal reason for our profitability, and we have so far been able to maintain and increase such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates from third party payors. The likelihood and effect of any subsequent reductions is not fully known.

Capital expenditures for fiscal 2020 approximated $7.6 million. Capitalized patent costs were approximately $118,000. Purchases of property and equipment were approximately $7.5 million.

In July, 2020, we completed the installation of a new MRI facility in Pembroke Pine, Florida.

Fonar has not committed to making capital expenditures in the 2021 fiscal year, except for placing three (3) additional scanners at facilities located in New York.

The Company believes that its business plan has been responsible for the past five consecutive fiscal years of profitability (fiscal 2020, fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016) and that its capital resources will be adequate to support operations at current levels through September 30, 2021.

On April 20, 2020, we entered into a $4,917,325 loan agreement with the Paycheck Protection Program (“PPP”) under the CARES Act. Due to an abundance of caution, however, on May 1, 2020, we returned the full amount of the loan, since it became increasingly unclear whether or not a public company would be required to seek other sources of financing.

On June 30, 2020, the Company received loan proceeds in the amount of $700,764 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amount up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company applied for this additional loan exclusively for the Florida locations during June 2020 due to the fact that the COVID-19 virus was increasing in Florida. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24 week period. The Company believes that most if not all of the loan proceeds will be forgiven, however there is no assurance that it will be forgiven until approval is received.

During September 2020 the Company amended their revolving credit agreement. The terms increase the borrowing limits from $3,000,000 to $10,000,000 and the agreement was extended to August 2021. The interest rate on borrowings remains at 4% along with certain financial covenants still applicable.

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

FONAR CORPORATION AND SUBSIDIARIES

 ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	38

CONSOLIDATED BALANCE SHEETS	40
At June 30, 2020 and 2019

CONSOLIDATED STATEMENTS OF INCOME	43
For the Years Ended June 30, 2020 and 2019

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	45
For the Years Ended June 30, 2020 and 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS	46
For the Years Ended June 30, 2020 and 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

We have served as the Company’s auditor since 1990, such date takes into account the merger of Tabb, Conigliaro, McGann, P.C. (“Tabb”) into another firm in approximately 2001 and the former partners of Tabb joining Marcum LLP in 2002.

New York, NY

September 30, 2020

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2020	2019
Current Assets:
Cash and cash equivalents	$36,802,342	$13,882,013
Short term investments	31,884	15,094,816
Accounts receivable – net of allowances for doubtful accounts of $514,561 and $190,244 at June 30, 2020 and 2019, respectively	4,312,999	3,736,662
Accounts receivable – related party	5,988	—
Medical receivables - net	16,171,782	15,728,935
Management and other fees receivable – net of allowances for doubtful accounts of $11,063,233 and $9,404,944 at June 30, 2020 and 2019, respectively	27,437,768	25,709,489
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $3,322,055 and $2,310,731 at June 30, 2020 and 2019, respectively	6,896,482	6,500,614
Costs and estimated earnings in excess of billings on uncompleted contracts	152,833	525,110
Inventories	1,648,770	1,798,166
Income tax receivable	671,185	600,000
Prepaid expenses and other current assets	1,757,499	1,512,917
Total Current Assets	95,889,532	85,088,722
Income taxes receivable	—	600,000
Accounts receivable – long term	2,730,071	—
Deferred income tax asset	18,809,757	20,937,747
Property and equipment – net	21,364,034	16,985,617
Right-of-use-asset – operating leases	31,392,458	—
Right-of-use-asset – financing lease	1,325,870	—
Goodwill	3,985,397	3,985,397
Other intangible assets – net	4,109,129	4,755,675
Other assets	653,132	1,207,052
Total Assets	$180,259,380	$133,560,210

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2020	2019
Current Liabilities:
Current portion of long-term debt and capital leases	$108,379	$40,530
Accounts payable	1,965,259	1,861,227
Other current liabilities	8,185,098	7,577,416
Operating lease liability – current portion	3,370,149	—
Financing lease liability – current portion	74,699	—
Unearned revenue on service contracts	4,105,265	3,812,115
Customer deposits	854,579	798,651
Total Current Liabilities	18,663,428	14,089,939
Long-Term Liabilities:
Unearned revenue on service contracts	2,655,605	—
Deferred income tax liability	234,106	243,267
Due to related party medical practices	92,663	92,663
Operating lease liability – net of current portion	30,104,464	—
Financing lease liability – net of current portion	1,251,171	—
Long-term debt and capital leases, less current portion	865,416	273,112
Other liabilities	150,311	749,126
Total Long-Term Liabilities	35,353,736	1,358,168
Total Liabilities	54,017,164	15,448,107

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2020	2019
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2020 and 2019, 313,438 issued and outstanding at June 30, 2020 and 2019	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2020 and 2019, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2020 and 2019, 6,459,106 and 6,369,125 issued at June 30, 2020 and 2019, respectively; 6,447,463 and 6,357,482 outstanding at June 30, 2019 and 2018, respectively	647	638
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2020 and 2019, 146 issued and outstanding at June 30, 2020 and 2019	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2020 and 2019, 382,513 issued and outstanding at June 30, 2020 and 2019	38	38
Paid-in capital in excess of par value	183,076,888	181,086,517
Accumulated deficit	(56,215,251)	(64,455,456)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2020 and 2019	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	126,186,963	115,956,378
Noncontrolling interests	55,253	2,155,725
Total Stockholders' Equity	126,242,216	118,112,103
Total Liabilities and Stockholders' Equity	$180,259,380	$133,560,210

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2020	2019
Revenues
Patient fee revenue, net of contractual allowances and discounts	$22,495,260	$24,207,536
Product sales – net	297,613	1,751,221
Service and repair fees – net	8,055,490	8,152,173
Service and repair fees – related parties – net	110,000	110,000
Management and other fees – net	44,565,405	43,617,093
Management and other fees – related party medical practices – net	10,166,694	9,354,864
Total Revenues – Net	85,690,462	87,192,887
Costs and Expenses
Costs related to product sales	745,375	778,734
Costs related to service and repair fees	2,731,397	3,009,097
Costs related to service and repair fees – related parties	37,298	40,603
Costs related to patient fee revenue	10,880,265	10,789,308
Costs related to management and other fees	22,951,301	23,419,796
Costs related to management and other fees – related party medical practices	5,951,189	5,947,055
Research and development	2,025,376	1,812,347
Selling, general and administrative, inclusive of compensatory element of stock issuances of $0 and $1,990,380 for the years ended June 30, 2020 and 2019 respectively	26,717,345	19,261,755
Total Costs and Expenses	72,039,546	65,058,695
Income from Operations	13,650,916	22,134,192
Other Income and (Expenses):
Interest expense	(74,321)	(98,636)
Investment income	502,145	482,573
Other income (expense)– net	70,771	1,065
Income before provision for income taxes and noncontrolling interests	14,149,511	22,519,194
Provision for Income Taxes	(2,444,778)	(2,005,520)
Net Income	$11,704,733	$20,513,674
Net Income – Noncontrolling Interests	(3,464,528)	(5,196,543)
Net Income – Attributable to FONAR	$8,240,205	$15,317,131

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	2020	2019
Net Income Available to Common Stockholders	$7,735,650	$14,366,798
Net Income Available to Class A Non-Voting Preferred Stockholders	$376,055	$708,302
Net Income Available to Class C Common Stockholders	$128,500	$242,031
Basic Net Income Per Common Share Available to Common Stockholders	$1.20	$2.26
Diluted Net Income Per Common Share Available to Common Stockholders	$1.18	$2.22
Basic and Diluted Income Per Share – Class C Common	$0.34	$0.63
Weighted Average Basic Shares Outstanding – Common Stockholders	6,443,713	6,354,103
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,571,217	6,481,607
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance - July 1, 2018	$31	6,287,511	$630	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	69,971	8	—
Payments on notes receivable from employee stockholders	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2019	$31	6,357,482	$638	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	89,981	9	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2020	$31	6,447,463	$647	$38

	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Notes Receivable From Employee Stockholders
Balance - July 1, 2018	$179,131,780	$(79,772,587)	$(9,213)
Net income	—	15,317,131	—
Stock issued to employees under stock bonus plans	1,954,737	—	—
Distributions to noncontrolling interests	—	—	—
Payments on notes receivable from employee stockholders	—	—	9,213
Balance - June 30, 2019	$181,086,517	$(64,455,456)	$—
Net income	—	8,240,205	—
Stock issued to employees under stock bonus plans	1,990,371	—	—
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2020	$183,076,888	$(56,215,251)	$—

	Treasury Stock	Noncontrolling Interests	Total
Balance - July 1, 2018	$(675,390)	$3,559,182	$102,234,471
Net income	—	5,196,543	20,513,674
Stock issued to employees under stock bonus plans	—	—	1,954,745
Payments on notes receivable from employee stockholders	—	—	9,213
Distributions to noncontrolling interests	—	(6,600,000)	(6,600,000)
Balance - June 30, 2019	$(675,390)	$2,155,725	$118,112,103
Net income	—	3,464,528	11,704,733
Stock issued to employees under stock bonus plans	—	—	1,990,380
Distributions to noncontrolling interests	—	(5,565,000)	(5,565,000)
Balance - June 30, 2020	$(675,390)	$55,253	$126,242,216

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,704,733	$20,513,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,908,648	3,836,491
Provision (Recovery) for bad debts	5,695,420	(978,730)
Deferred income tax - net	2,118,829	1,755,520
Income tax receivable	528,815	—
Amortization on right-of-use assets	1,005,560	—
Stock issued for costs and expenses	1,990,380	1,954,745
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(10,797,456)	(6,134,095)
Notes receivable	28,889	(12,689)
Costs and estimated earnings in excess of billings on uncompleted contracts	372,277	(438,472)
Inventories	149,396	(366,786)
Prepaid expenses and other current assets	(133,287)	(79,641)
Other assets	(161,350)	329
Increase (decrease) in operating liabilities, net:
Accounts payable	104,032	560,977
Other current liabilities	3,556,437	(980,394)
Customer advances	55,928	(59,544)
Operating lease liabilities	159,657	—
Other liabilities	115,855	11,943
Due to related party medical practices	—	(134,880)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,402,763	19,448,448
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,522,997)	(3,355,456)
Proceeds of Short term investment	15,062,932	—
Purchase of Short term investment	—	(15,094,816)
Cost of patents	(117,522)	(128,393)
NET CASH USED IN INVESTING ACTIVITIES	7,422,413	(18,578,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(4,957,936)	(30,725)
Proceeds from debt	5,618,089	—
Repayment of notes receivable from employee stockholders	—	9,213
Distributions to noncontrolling interests	(5,565,000)	(6,600,000)
NET CASH USED IN FINANCING ACTIVITIES	(4,904,847)	(6,621,512)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,920,329	(5,751,729)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	13,882,013	19,633,742
CASH AND CASH EQUIVALENTS – END OF YEAR	$36,802,342	$13,882,013

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

During March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and while the Company is not back to pre-COVID-19 levels, the volume has risen. During the 4th quarter of fiscal 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company immediately enacted wide scale furloughs, deferment of up to 50% of management salaries, halted variable compensation plans and rent deferrals were negotiated with the majority of all landlords. The Company also received some government stimulus funds from the Paycheck Protection Program (‘PPP’) program and Medicare advances/stimulus payments. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $1,870,000 and $1,557,000 for the years ended June 30, 2020 and 2019 respectively. The estimated useful lives in years are generally as follows:

Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	2–10
Building	28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

1) Patents and Copyrights

Amortization is calculated on the straight-line basis over 15 years.

2) Non-Competition Agreements

The non-competition agreements are being amortized on the straight line basis over the length of the agreement (7 years).

3) Customer Relationships

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

JUNE 30, 2020 and 2019

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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2020, the Company has twenty one management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR (“the Related medical practices”) and eighteen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $77,000 to $522,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company records a provision for bad debts for estimated uncollectible fees, which is reflected in other operating expenses on the Statement of Operations. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2019. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $22.7 million as of July 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the year ended June 30, 2018 and did not have a material impact on its consolidated results of operations on a prospective basis.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2020 and 2019 are summarized in the following table.

	For the Years Ended June 30
	2020	2019
Commercial Insurance/ Managed Care	$4,545,987	$5,218,656
Medicare/Medicaid	1,038,288	1,172,543
Workers' Compensation/Personal Injury	16,028,737	16,790,025
Other	882,248	1,026,312
Net Patient Fee Revenue	$22,495,260	$24,207,536

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs of equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $566,000 and $538,000 and for the years ended June 30, 2020 and 2019, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $12,056 and $13,695 for the years ended June 30, 2020 and 2019 respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2020 and 2019.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2020 and 2019, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

	June 30, 2020
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$8,240,205	$7,735,650	$128,500
Denominator:
Weighted average shares outstanding	6,443,713	6,443,713	382,513
Basic income per common share	$1.28	$1.20	$0.34
Diluted
Denominator:
Weighted average shares outstanding		6,443,713	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,571,217	382,513
Diluted income per common share		$1.18	$0.34

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2020, the Company had cash on deposit of approximately $33,444,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 12% and 11% of the consolidated net revenues for the years ended June 30, 2020 and 2019, respectively. Net management fee receivables from the related party medical practices accounted for approximately 13% and 13% of the consolidated accounts receivable for the years ended June 30, 2020 and 2019, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2020 and 2019, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted the Standard on July 1, 2020 and the impact of adopting this guidance will have no material impact on our Consolidated Financial Statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

During February 2016, FAS issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lease with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard was effective for us beginning July 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have also elected the transition package of thee practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $33.3 million and related right-to-use lease assets as of July 1, 2019. At the time of adoption of this guidance we had no significant financing leases.

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 10 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Also included in other current assets is a $202,268 receivable from a landlord for tenant improvements. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company. A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of June 30, 2020 is as follows:

Year Ending June 30,	Operating Lease Payments	Financing Lease Payments
2021	$5,078,892	$122,172
2022	4,826,934	244,343
2023	4,787,845	244,343
2024	4,501,027	244,343
2025	4,445,344	244,343
Thereafter	19,607,295	407,240
Present value discount	(9,772,724)	(180,914)
Total lease liability	$33,474,613	$1,325,870

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Weighted Average Remaining Lease Term
Operating leases - years	10.4
Finance lease - years	6.6
Weighted Average Discount Rate
Operating leases	5.5%
Finance lease	3.6%

The components of lease expense were as follows:

For year ended June 30, 2020
Operating lease cost	$5,135,604
Finance lease cost:
Depreciation of leased equipment	$—
Interest on lease liabilities	—
Total finance lease cost	$—

Supplemental cash flow information related to leases was as follows:

For year ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,170,977
Financing cash flows from financing leases	—
Right-of-use & equipment assets obtained in exchange for lease obligations:
Operating leases(1)	34,786,611
Financing leases	1,325,871

(1) Amounts for the year ended June 30, 2020 include the transition adjustment for the adoption of topic 842 of $31,651,110.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2020 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2020 or 2019, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years at June 30, 2020 are as follows:

2022	$821,535
2023	744,660
2024	744,660
2025	344,750
Total	$2,655,605

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 67%, respectively, of the PCs’ 2020 and 2019 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 12% and 11%, of the consolidated net revenues for the years ended June 30, 2020 and 2019, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2020 and 2019.

	For the Year Ended June 30,
	2020	2019
Total Facilities Owned or Managed (at Beginning of Year)	26	26
Facilities Added by:
Acquisition	—	—
Internal development	—	—
Managed Facilities Closed	(1)	—
Total Facilities Owned or Managed (at End of Year)	25	26

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts as of June 30, 2020 and 2019 is as follows:

	As of June 30,
	2020	2019
Costs incurred on uncompleted contracts	$448,437	$448,437
Estimated earnings	309,248	1,088,675
	757,685	1,537,112
Less: Billings to date	604,852	1,012,002
	$152,833	$525,110

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2020	2019
Purchased parts, components and supplies	$1,544,036	$1,639,777
Work-in-process	104,734	158,389
	$1,648,770	$1,798,166

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2020 and 2019, is comprised of:

	As of June 30,
	2020	2019
Diagnostic equipment	$28,434,063	$26,090,218
Research, development and demonstration equipment	5,901,961	3,605,906
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,291,666	3,122,102
Leasehold improvements	10,736,825	8,023,292
Building	939,614	939,614
	51,373,184	43,850,187
Less: Accumulated depreciation and amortization	30,009,150	26,864,570
	$21,364,034	$16,985,617

Depreciation and amortization of property and equipment for the years ended June 30, 2020 and 2019 was $3,144,580 and $2,862,117, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2020 and 2019 are comprised of:

	As of June 30,
	2020	2019
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	5,081,721	4,964,199
Non-competition agreements	4,100,000	4,100,000
Customer relationships	3,800,000	3,800,000
	19,986,568	19,869,046
Less: Accumulated amortization	15,877,439	15,113,371
	$4,109,129	$4,755,675

The estimated amortization of other intangible assets for the five years ending June 30, 2025 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Non- competition	Customer Relationships
2021	$370,631	$180,631	$—	$190,000
2022	369,241	179,241	—	190,000
2023	372,700	182,700	—	190,000
2024	372,399	182,399	—	190,000
2025	359,378	169,378	—	190,000
Thereafter	2,264,780	808,113	—	1,456,667
	$4,109,129	$1,702,462	$—	$2,406,667

The weighted average amortization period for other intangible assets is 12.0 years and they have no expected residual value.

 Information related to the above intangible assets for the years ended June 30, 2020 and 2019 is as follows:

	As of June 30,
	2020	2019
Balance – Beginning of Year	$4,755,675	$5,601,656
Amounts capitalized	117,522	128,393
Software or patents written off	—	—
Amortization	(764,068)	(974,374)
Balance – End of Year	$4,109,129	$4,755,675

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents and copyrights for the years ended June 30, 2020 and 2019 amounted to $183,592 and $198,660, respectively.

Capitalized software development costs were fully amortized as of June 30, 2018.

Amortization of non-competition agreements for the years ended June 30, 2020 and 2019 amounted to $390,476 and $585,714, respectively.

Amortization of customer relationships for the years ended June 30, 2020 and 2019 amounted to $190,000 and $190,000, respectively.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2020 and 2019.

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

JUNE 30, 2020 and 2019

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2020, 556,924 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2020 and 2019, 89,981 and 69,971 shares were issued respectively, of which $0 and $1,990,380 were expensed and included in selling, general and administrative expenses for the years ended June 30, 2020 and 2019, respectively.

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

JUNE 30, 2020 and 2019

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM). According to the February 13, 2013 LLC operating agreement of HDM there are two classes of members; Class A members and one Class B member. The Class A members has an ownership interest of 49.5% of HDM. The Class B member (HMCA) has an ownership of 50.5% of HDM. On all matters on which members may vote every member is entitled to cast the percentage of votes equal to their percentage of ownership interest. Profits and losses on all items of income, gain or loss, deductions or other allocations of the Company will be allocated among the members in the same proportions as their membership interests in the Company bear to all the Class A and Class B membership interests of the Company in the aggregate outstanding. All of the depreciation and amortization of the assets of the Company will be allocated solely to the Class A members, unless and until their interests have been redeemed by the Company in full pursuant to the provisions of the operating agreement. The Company contributed $20,200,000 to HDM and the group of outside investors contributed $19,800,000 for its non-controlling membership interest.

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

Amount of each class of HDM members’ equity as of June 30, 2020 and 2019

	June 30, 2020		June 30, 2019
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$2,155,725	$36,543,786	$3,559,182	$31,775,922
Share of Net Income	3,464,528	16,291,633	5,196,543	20,167,864
Distributions	(5,565,000)	(12,985,000)	(6,600,000)	(15,400,000)
Ending Members’ Equity	$55,253	$39,850,419	$2,155,725	$36,543,786

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	2020	2019
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $447,448 as of June 30, 2020.	$273,031	$306,056

Note payable received under the Paycheck Protection Program (‘PPP’) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“Cares Act’) that provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities and maintains certain payroll levels. The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first six months. The proceeds from the note payable were received on June 30, 2020.

	700,764	—
The revolving credit note was extended to August 2021. The Company can borrow up to $10,000,000 and prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4.0% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The Company still has the ability to draw down on the line. See Note 19.	—	—
Other (including capital leases for property and equipment).	—	7,586
	973,795	313,642
Less: Current portion	108,379	40,530
	$865,416	$273,112

The maturities of debt over the next five years and thereafter are as follows:

Years Ending June 30,
2021	$108,379
2022	178,166
2023	180,972
2024	183,919
2025	187,154
Thereafter	135,205
$973,795

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2016 for federal and 2015 for state.

The Company has recorded a deferred tax asset of $18,809,757 and a deferred tax liability of $234,106 as of June 30, 2020, primarily relating to its net operating loss carryforwards of approximately $54,883,000 available to offset future taxable income through 2030. The net operating losses begin to expire in 2025 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2020, no such changes in ownership have occurred.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry, and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset, which principally related to research and development tax credits.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation.

The valuation allowance for deferred tax assets increased during the year ended June 30, 2020, by approximately $195,000. The valuation allowance decreased by approximately $2,350,000 during the year ended June 30, 2019.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 11 - INCOME TAXES (Continued)

On March 27, 2020 Congress enacted the CARES Act (Coronavirus Aid, Relief and Economic Security Act). The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding prior and future operation losses, temporary changes to prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property and enhanced recoverability of AMT tax credits.

At the present time, the only impact of the CARES Act to the Company is allowing a full reimbursement of $1,342,370 of tax credits relating to the alternative minimum tax credits. The Company received the first half payment in June 2020. The balance of alternative minimum tax credits of $671,185 was received in July 2020. Previously, these credits were to be refunded over a 3 year period.

As we continue to monitor tax implications of the CARES Act and other state and federal stimulus tax legislation, we may make adjustments to our estimates and record additional amounts for tax assets and liabilities.

Components of the provision (benefit) for income taxes are as follows:

	Years Ended June 30
Current:	2020	2019
Federal	$(187,255)	$—
State	513,204	250,000
Subtotal	325,949	250,000
Deferred:
Federal deferred taxes	1,953,349	1,685,299
State deferred taxes	165,480	70,221
Subtotal	2,118,829	1,755,520
	$2,444,778	$2,005,520

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2020	2019
Taxes at federal statutory rate	21.0%	21.0%
State and local income taxes (benefit), net of federal benefit	4.0%	4.0%
Non Controlling interest	(6.1)%	(5.8)%
Permanent differences	0.2%	(3.5)%
Change in the valuation allowance	0.3%	(2.6)%
Other	(2.1)%	(4.2)%
Effective income tax rate	17.3%	8.9%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 11 - INCOME TAXES (Continued)

As of June 30, 2020, the Company has net operating loss (“NOL”) carryforwards of approximately $54,883,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credits and investments tax credits carryforwards aggregating $4,440,000. However, the realization of these credits may be limited as a result of expiring prior to their utilization. These credits can only be applied after all net operating losses have been used, which expire through 2030. As such, the Company has established a valuation reserve for anticipated unused credits of $4,437,000.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $208,000 which, are accounted for under the flow-through method.

The Company is also under audit with New York State for income tax and does not expect any material adjustments.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2020 and 2019 are as follows:

	June 30,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$3,946,801	$3,011,480
Non-deductible accruals	693,833	861,345
Net operating carryforwards	13,720,637	16,448,054
Tax credits	4,647,217	4,601,801
Inventory	69,940	65,081
Property and equipment and depreciation	168,371	192,133
	23,246,799	25,179,894
Valuation allowance	(4,437,042)	(4,242,147)
Total deferred tax assets	18,809,757	20,937,747
Intangibles	(234,106)	(243,267)
Total deferred tax liabilities	(234,106)	(243,267)
Net deferred tax asset	$18,575,651	$20,694,480

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2020	2019
Accrued salaries, commissions and payroll taxes	$4,491,941	$3,897,833
Litigation accruals	442,802	145,029
Sales tax payable	1,353,200	1,671,488
Legal and other professional fees	112,867	125,567
Accounting fees	120,000	105,000
Self-funded health insurance reserve	86,504	67,825
Accrued interest and penalty	877,787	1,054,134
Other	699,997	510,540
	$8,185,098	$7,577,416

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through March 2030. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Rent expense for operating leases approximated $5,136,000 and $4,688,000, for the years ended June 30, 2020 and 2019, respectively.

The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2020 and 2019.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2020.

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $90,619, which is included in other current liabilities on the Company’s balance sheet as of June 30, 2020. The monthly payments total $15,859.

Litigation

In September 2020, the Company entered into a settlement agreement with an unrelated third party for a claim made during March 2018 which was scheduled for arbitration. The settlement was for $1.2 million of which $900,000 was paid by the Company’s insurance on September 15, 2020 with the remaining $315,000 to be paid by the Company on September 28, 2020. The $315,000 is included in other current liabilities as of June 30, 2020.

The Company is subject to other legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims besides the claim above. In the opinion of management, and with consultation with legal council, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $1,353,000 plus interest and penalties of approximately $832,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $110,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2020 and 2019, the Company had approximately $87,000 and $68,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

JUNE 30, 2020 and 2019

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2020 and 2019 the Company paid $137,200 and $165,172 for interest, respectively.

During the years ended June 30, 2020 and 2019 the Company paid $228,204 and $304,575 for income taxes, respectively.

During the years ended June 30, 2020 and 2019, the Company issued 89,981 and 69,971 shares of common stock for costs and expenses totaling $1,990,380 and $1,954,744, respectively.

During the year ended June 30, 2020 the Company entered into a capital lease for the purchase of equipment in the amount of $1,350,000.

NOTE 15 – RELATED PARTY TRANSACTIONS

The CEO and President of the Company is a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company is $85,000. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. The agreement was renewed on June 1, 2020 for another year.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 16 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Fiscal 2020:	Equipment	Center	Totals
Net revenues from external customers	$8,463,103	$77,227,359	$85,690,462
Intersegment net revenues *	$875,000	$—	$875,000
(Loss) Income from operations	$(6,425,411)	$20,076,327	$13,650,916
Depreciation and amortization	$368,498	$3,540,150	$3,908,648
Compensatory element of stock issuances	$—	$—	$—
Total identifiable assets	$30,492,757	$149,790,753	$180,283,510
Capital expenditures	$2,440,640	$4,981,773	$7,422,413
Fiscal 2019:
Net revenues from external customers	$10,013,394	$77,179,493	$87,192,887
Intersegment net revenues *	$907,084	$—	$907,084
(Loss) Income from operations	$(3,419,944)	$25,554,136	$22,134,192
Depreciation and amortization	$370,001	$3,466,490	$3,836,491
Compensatory element of stock issuances	$1,990,380	$—	$1,990,380
Total identifiable assets	$25,065,808	$108,494,402	$133,560,210
Capital expenditures	$746,768	$2,737,081	$3,483,849

* Amounts eliminated in consolidation

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 20.2% and 5.3% of product sales revenues to third parties for the years ended June 30, 2020 and 2019, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30
	2020	2019
Canada	—	.3%
England	—	.3
Germany	20.2%	—
Puerto Rico	—	4.7
	20.2%	5.3%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

 NOTE 16 - SEGMENT AND RELATED INFORMATION (Continued)

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 5.6% and 5.9% of consolidated net service and repair fees for the years ended June 30, 2020 and 2019 respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2020	2019
Puerto Rico	1.6%	1.6%
Switzerland	0.3	0.3
Germany	1.5	1.4
England	0.7	0.6
United Arab Emirates	—	0.3
Canada	0.3	0.4
Greece	0.2	0.3
Australia	1.0	1.0
	5.6%	5.9%

 The Company does not have any material assets outside of the United States.

NOTE 17 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2020 and 2019 respectively:

Description	Balance June 30, 2019	Additions (1)	Deductions	Balance June 30, 2020
Accounts receivable	$190,244	$380,000	$55,683	$514,561
Management and other fees receivable	9,404,944	3,526,742	(1,868,453)	11,063,233
Management and other fees receivable - related medical practices	2,310,731	1,011,324	—	3,322,055
Notes receivable	—	777,354	—	777,354
Description	Balance June 30, 2018	Additions	Deductions	Balance June 30, 2019
Accounts receivables	$190,244	$—	$—	$190,244
Management and other fees receivable	10,983,022	(1,578,078)	—	9,404,944
Management and other fees receivable - related medical practices	1,711,385	599,346	—	2,310,731
Medical receivables	22,727,698	—	22,727,698	—

(1) Included in provision for bad debts.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

	September 30, 2019	December 30, 2019	March 31, 2020	June 30, 2020	Total
Total Revenues – Net	$21,747	$21,451	$21,686	$20,806	$85,690
Total Costs and Expenses	16,261	16,430	19,071	20,278	72,040
Net Income	4,506	4,209	1,914	1,076	11,705
Basic Net Income Per Common Share Available to Common Stockholders	$0.48	$0.45	$0.18	$0.09	$1.20
Diluted Net Income Per Common Share Available to Common Stockholders	$0.47	$0.44	$0.18	$0.09	$1.18

	September 30, 2018	December 30, 2018	March 31, 2019	June 30, 2019	Total
Total Revenues – Net	$20,705	$21,225	$22,779	$22,484	$87,193
Total Costs and Expenses	15,163	15,245	16,171	18,480	65,059
Net Income	4,492	4,864	5,201	2,665	17,222
Basic Net Income Per Common Share Available to Common Stockholders	$0.49	$0.52	$0.57	$0.20	$1.78
Diluted Net Income Per Common Share Available to Common Stockholders	$0.48	$0.51	$0.56	$1.44	$1.74

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

Amendment of Revolving Credit Agreement.

During September 2020 the Company amended their revolving credit agreement. The terms increase the borrowing limits from $3,000,000 to $10,000,000 and the agreement was extended to August 2021. The interest rate on borrowings remains at 4% along with certain financial covenants.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2020.

Based on the COSO criteria, management concluded that our internal controls were effective to prevent material misstatements of the Company's annual or interim financial statements.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter and year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 FONAR CORPORATION AND SUBSIDIARIES

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Directors serve from the date of their election until the next annual meeting of stockholders and until their successors are elected and qualify. With the exception of Dr. Raymond V. Damadian, who does not receive any fees for serving as a director, each director receives $20,000 per annum for his or her service as a director. Officers serve at the discretion of the Board of Directors.

A majority of our board of directors is composed of independent directors: Charles N. O’Data, Ronald G. Lehman and Richard E. Turk. The outside directors also serve as the members of the audit committee, which is a standing committee of the board of directors having a charter describing its responsibilities. Mr. O’Data has been designated as the audit committee financial expert. His relevant experience is described in his biographical information.

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

Raymond V. Damadian	84	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer
Timothy R. Damadian	56	President, Chief Executive Officer
Luciano B. Bonanni	65	Executive Vice President and Chief Operating Officer
Claudette J.V. Chan	82	Director
Charles N. O’Data	84	Director
Ronald J. Lehman	44	Director
Richard E. Turk	36	Director

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

 FONAR CORPORATION AND SUBSIDIARIES

Robert J. Janoff, now deceased, had served as a Director of Fonar since February 1989. Mr. Janoff had been a self-employed New York State licensed private investigator for more than thirty-five years and had been a Senior Adjustor in Empire Insurance Group for more than 15 years until retiring from that position on July 1, 1997. Mr. Janoff also served, from June 1985 to June 1991, as President of Action Data Management Strategies, Ltd., a supplier of computer programs for use by insurance companies. Mr. Janoff was a member of the Board of Directors of Harmony Heights of Oyster Bay, New York for over 25 years, which is a nonprofit residential school for girls with learning disabilities.

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

Richard E. Turk has been a Director of Fonar since June, 2020, when he was appointed to fill the vacancies on the Board of Directors and Audit Committee of the Board of Directors resulting from the death of his predecessor, Robert J. Janoff.

 FONAR CORPORATION AND SUBSIDIARIES

Mr. Turk is the Chief Development Officer of PRISM Vision Group, a private equity-backed, multi-location, outpatient comprehensive eye care practice headquartered in Union, New Jersey. Since joining PRISM in November, 2018, Mr. Turk has helped source, analyze, and complete 12 acquisitions. He spearheaded growth efforts that helped PRISM expand from a single-speciality (retina) provider with 17 locations and 21 physicians to a comprehensive, vertically-integrated, multi-specialty, eye care organization with approximately 90 physicians and more than 50 locations across New Jersey, Pennsylvania, Delaware and Maryland.

Prior to his tenure at PRISM, Mr. Turk was employed by Professional Physical Therapy, a private equity-backed outpatient physical and occupational therapy company headquartered in Uniondale, New Jersey with more than 180 locations across New York, New Jersey, Connecticut, Massachusetts and New Hampshire. During his four years at Professional Physical Therapy, Mr. Turk sourced, analyzed, and completed 32 acquisitions comprised of 116 clinics, expanding the company’s services and adding three states.

From 2007 to 2014, Mr. Turk was employed by Bruderman Brothers, a broker dealer involved in investment banking, merchant banking, investment advisory, and consulting for lower middle market companies ($10M-$250M of enterprise value) in a variety of industries, including healthcare. Mr. Turk was Vice President of Bruderman Brothers from 2011 to 2014.

Mr. Turk graduated from Columbia University with a B.A. in American History in 2007.

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

The Board of Directors has established an audit committee. The members of the committee are Charles N. O'Data, Ronald G. Lehman and Richard E. Turk.

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2020, 2019 and 2018 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

 FONAR CORPORATION AND SUBSIDIARIES

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2020	$0	$0	$0	$0
President, Principal	2019	$0	$155,800	$0	$155,800
Executive Officer	2018	$0	$155,800	$0	$155,800

Raymond V. Damadian	2020	$153,098	$0	$0	$153,098
Chairman of the Board,	2019	$153,095	$305,800	$0	$458,895
PFO	2018	$153,095	$305,800	$0	$458,895

Luciano Bonanni	2020	$146,496	$0	$152,902	$299,398
Chief Operating Officer and	2019	$145,672	$0	$159,740	$305,565
Executive Vice President	2018	$145,672	$0	$152,900	$298,572

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Raymond V. Damadian, Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer and Executive Vice President	0	0	N/A

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V. Damadian	$0	$0
Claudette J.V. Chan	$20,000	$20,000
Robert J. Janoff (deceased)	$20,000	$20,000
Charles N. O’Data	$20,000	$20,000
Ronald G. Lehman	$20,000	$20,000
Richard E. Turk	$20,000	$20,000

 FONAR CORPORATION AND SUBSIDIARIES

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

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2020, 556,924 shares were available for issuance. The Company has approved the issuance of 89,981 shares issued on July 17, 2019 under the Plan.

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
Raymond V. Damadian, M.D.
c/o Fonar Corporation, Melville, New York
Director and Treasurer
5% + Stockholder
Common Stock	121,402	1.88%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%

Kayne Anderson Rudnick
Investment Management LLC (2)
1800 Avenue of the Stars, 2nd Floor
Los Angeles, CA 90067
Common Stock	645,283	10.01%

Renaissance Technologies LLC
Renaissance Technologies Holding
Corporation (2)
800 Third Avenue
New York, New York 10022
Common Stock	544,716	8.45%

Dimensional Fund Advisors LP (2) (3)
Building One
6300 Bee Cave Road
Austin, Texas 78746
Common Stock	374,623	5.81%

Continued:

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Timothy R. Damadian,
President and Chief Executive Officer
Common Stock	38,000	*
Class A Preferred	800	*

Luciano B. Bonanni,
Executive Vice President
And Chief Operating Officer
Common Stock	41,660	*
Class A Preferred	1,285	*

Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*

Robert J. Janoff
Director
Common Stock	0	*
Class A Preferred	0	*

Charles N. O'Data
Director
Common Stock	658	*

Ronald G. Lehman
Director
Common Stock	1,701	*

Richard E. Turk
Director
Common Stock	0	*

All Officers and Directors
as a Group (7 persons)
Common Stock	203,527	3.16%
Class C Stock	382,447	99.98%
Class A Preferred	21,210	6.77%

* Less than one percent

 ___________________________

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 5, 2020, 21 of our clients had management agreements with HMCA. Four sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $77,000 to $522,000 per month in fiscal 2020.

Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company, owns three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida paid HMCA flat rate monthly fees ranging from $251,868 to $322,636 per month during fiscal 2020. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2020, June 30, 2019 and June 30, 2018, the net revenues received by HMCA from the imaging facilities owned by Dr. Damadian were approximately $10.2 million, $10.2 million and $9.0 million respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2020 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2020 were $409,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2019 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2019 were $459,856.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2020 or June 30, 2019 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2019 or June 30, 2018 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information

FONAR CORPORATION AND SUBSIDIARIES

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2020.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2019.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2020 and June 30, 2019.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2020 and 2019.

Consolidated Statements of Income for the Years Ended June 30, 2020 and 2019.

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2020 and 2019..

Consolidated Statements of Cash Flows for the Years Ended June 30, 2020 and 2019 .

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the Company’s Earnings Report for Fiscal Year 2019, September 14, 2019. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. June 22, 2020. Commission File No. 0-10248.

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

FONAR CORPORATION AND SUBSIDIARIES

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

10.2 Stock Purchase Agreement, dated July 31, 1997, by and between U.S. Health Management Corporation, Raymond V. Damadian, M.D. MR Scanning Centers Management Company and Raymond V. Damadian, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, July 31, 1997, commission File No: 0-10248.

10.3 Merger Agreement and Supplemental Agreement dated June 17, 1997 and Letter of Amendment dated June 27, 1997 by and among U.S. Health Management Corporation and Affordable Diagnostics Inc. et al., incorporated by reference to Exhibit 2.1 to the Registrant’s 8-K, June 30, 1997, Commission File No: 0-10248.

10.4 Stock Purchase Agreement dated March 20, 1998 by and among Health Management Corporation of America, Fonar Corporation, Giovanni Marciano, Glenn Muraca et al., incorporated by reference to Exhibit 2.1 to the Registrant’s 8-K, March 20, 1998, Commission File No: 0-10248.

10.5 Stock Purchase Agreement dated August 20, 1998 by and among Health Management Corporation of America, Fonar Corporation, Stuart Blumberg and Steven Jonas, incorporated by reference to Exhibit 2 to the Registrant’s 8-K, September 3, 1998, Commission File No. 0-10248.

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

FONAR CORPORATION AND SUBSIDIARIES

10.12 Modification to Operating Agreement for Health Diagnostics Management, LLC., See Exhibits. incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248.

10.13 Purchase Agreement dated March 5, 2013 among Health Diagnostics Management, LLC, Health Diagnostics, LLC and others. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 11, 2013. Commission File No. 0-10248.

14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-K for the fiscal year ended June 30, 2004, Commission File No.: 0-10248.

21.1 Subsidiaries of the Registrant. See Exhibits.

23.1 Independent Registered Public Accounting Firms Report. See Exhibits.

31.1 Section 302 Certification. See Exhibits.

32.1 Section 906 Certification. See Exhibits.

SIGNATURES,

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION
Dated: September 30, 2020
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

Signature	Title	Date
/s/Raymond V. Damadian
Raymond V. Damadian	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer	September 30, 2020

/s/Claudette J.V. Chan
Claudette J.V. Chan	Director	September 30, 2020

/s/ Charles N. O'Data
Charles N. O'Data	Director	September 30, 2020

/s/ Ronald G. Lehman
Ronald G. Lehman	Director	September 30, 2020

/s/Richard E. Turk
Richard E. Turk	Director	September 30, 2020