Form 10-Q
period 2020-09-30
FONAR CORP
filed 2020-11-12
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 2020

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Marcus Drive Melville, New York	11747
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer___ Accelerated filer ___ Non-accelerated filer _X_ Smaller reporting company _X_ Emerging growth company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 6, 2020
Common Stock, par value $.0001	6,447,463
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2020	June 30, 2020 *
Current Assets:
Cash and cash equivalents	$38,763	$36,802
Short term investments	32	32
Accounts receivable – net	4,191	4,313
Accounts receivable - related party	102	6
Medical receivable – net	16,293	16,172
Management and other fees receivable - net	29,011	27,438
Management and other fees receivable – related medical practices – net	7,002	6,896
Inventories	1,698	1,649
Costs and estimated earnings in excess of billings on uncompleted contracts	153	153
Income tax receivable	—	671
Prepaid expenses and other current assets	1,879	1,758
Total Current Assets	99,124	95,890

Accounts receivable – long term	2,839	2,730
Deferred income tax asset	17,961	18,810
Property and equipment – net	20,904	21,364
Right-of-use Asset – operating lease	30,489	31,392
Right-of-use Asset – financing lease	1,276	1,326
Goodwill	3,985	3,985
Other intangible assets – net	4,036	4,109
Other assets	642	653
Total Assets	$181,256	$180,259

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2020	June 30, 2020 *
Current Liabilities:
Current portion of long-term debt and capital leases	$169	$108
Accounts payable	1,848	1,965
Other current liabilities	7,864	8,185
Unearned revenue on service contracts	4,203	4,105
Unearned revenue on service contracts – related party	83	—
Operating lease liability – current portion	3,433	3,370
Financing lease liability – current portion	136	75
Customer deposits	912	855
Total Current Liabilities	18,648	18,663

Long-Term Liabilities:
Unearned revenue on service contracts	2,761	2,656
Deferred income tax liability	234	234
Due to related medical practices	93	93
Operating lease liability – net of current portion	29,246	30,105
Financing lease liability – net of current portion	1,201	1,251
Long-term debt and capital leases, less current portion	859	865
Other liabilities	161	150
Total Long-Term Liabilities	34,555	35,354
Total Liabilities	53,203	54,017

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

	September 30, 2020	June 30, 2020
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2020 and June 30, 2020, 313 issued and outstanding at September 30, 2020 and June 30, 2020	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2020 and June 30, 2020, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2020 and June 30, 2020, 6,459 issued at September 30, 2020 and June 30, 2020, 6,447 outstanding at September 30, 2020 and June 30, 2020	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2020 and June 30, 2020; .146 issued and outstanding at September 30, 2020 and June 30, 2020	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2020 and June 30, 2020, 383 issued and outstanding at September 30, 2020 and June 30, 2020	—	—
Paid-in capital in excess of par value	183,076	183,076
Accumulated deficit	(53,707)	(56,215)
Treasury stock, at cost - 12 shares of common stock at September 30, 2020 and June 30, 2020	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	128,695	126,187
Noncontrolling interests	(642)	55
Total Stockholders' Equity	128,053	126,242
Total Liabilities and Stockholders' Equity	$181,256	$180,259

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2020	2019
Patient fee revenue – net of contractual allowances and discounts	$5,091	$6,045
Product sales – net	28	192
Service and repair fees – net	1,925	2,064
Service and repair fees - related parties – net	28	28
Management and other fees – net	11,214	11,028
Management and other fees - related medical practices – net	2,693	2,390
Total Revenues – Net	20,979	21,747
COSTS AND EXPENSES
Costs related to patient fee revenue	2,521	2,863
Costs related to product sales	132	330
Costs related to service and repair fees	626	750
Costs related to service and repair fees - related parties	9	10
Costs related to management and other fees	5,550	6,005
Costs related to management and other fees – related medical practices	1,428	1,537
Research and development	400	472
Selling, general and administrative	6,163	4,294
Total Costs and Expenses	16,829	16,261
Income From Operations	4,150	5,486
Other Expenses	(140)	—
Interest Expense	(22)	(21)
Investment Income	112	148
Income Before Provision for Income Taxes and Noncontrolling Interests	4,100	5,613
Provision for Income Taxes	(849)	(1,107)
Net Income	3,251	4,506
Net Income - Noncontrolling Interests	(743)	(1,207)
Net Income – Attributable to FONAR	$2,508	$3,299
Net Income Available to Common Stockholders	$2,355	$3,097
Net Income Available to Class A Non-Voting Preferred Stockholders	$114	$151
Net Income Available to Class C Common Stockholders	$39	$51
Basic Net Income Per Common Share Available to Common Stockholders	$0.37	$0.48
Diluted Net Income Per Common Share Available to Common Stockholders	$0.36	$0.47
Basic and Diluted Income Per Share – Class C Common	$0.10	$0.13
Weighted Average Basic Shares Outstanding – Common Stockholders	6,447	6,432
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,575	6,560
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending September 30, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2020	1	183,076	(56,215)	(675)	55	126,242
Issuance of Common Stock	—	—	—	—	—	—
Net income	—	—	2,508	—	—	2,508
Distributions - Non controlling	—	—	—	—	(1,440)	(1,440)
Income - Non controlling interests	—	—	—	—	743	743
Balance - September 30, 2020	1	183,076	(53,707)	(675)	(642)	128,053

For the Three Months Ending September 30, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2019	1	181,086	(64,456)	(675)	2,156	118,112
Issuance of Common Stock	—	1,990	—	—	—	1,990
Net income	—	—	3,299	—	—	3,299
Distributions - Non controlling	—	—	—	—	(1,755)	(1,755)
Income - Non controlling interests	—	—	—	—	1,207	1,207
Balance - September 30, 2019	1	183,076	(61,157)	(675)	1,608	122,854

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$3,251	$4,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	968	995
Amortization on right-of-use assets	953	819
Provision (Recovery) for bad debts	2,227	(239)
Stock issued for costs and expense	—	1,991
Deferred income tax – net	849	1,004
Abandoned patents	1	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(4,109)	(1,188)
Notes receivable	14	—
Costs and estimated earnings in excess of billings on uncompleted contracts	—	218
Inventories	(49)	7
Income tax receivable	671	—
Prepaid expenses and other current assets	(125)	233
Other assets	—	(44)
Increase (decrease) in operating liabilities, net:
Accounts payable	(117)	(345)
Other current liabilities	(36)	(2,889)
Operating lease liabilities	(796)	(750)
Financing lease liability	12	—
Customer advances	58	(62)
Other liabilities	10	(13)
Net cash provided by operating activities	3,782	4,243
Cash Flows from Investing Activities:
Purchases of property and equipment	(415)	(2,411)
Purchase of short term investment	—	(119)
Cost of patents	(20)	(38)
Net cash used in investing activities	(435)	(2,568)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(9)	(8)
Proceeds from debt	63	—
Distributions to noncontrolling interests	(1,440)	(1,755)
Net cash used in financing activities	(1,386)	(1,763)
Net Increase (Decrease) in Cash and Cash Equivalents	1,961	(88)
Cash and Cash Equivalents - Beginning of Period	36,802	13,882
Cash and Cash Equivalents - End of Period	$38,763	$13,794

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 1, 2020 for the fiscal year ended June 30, 2020.

During March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and while the Company is not back to pre-COVID-19 levels, the volume has risen. At the end of fiscal year ending June 30, 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company immediately enacted wide scale furloughs, deferment of up to 50% of management salaries, halted variable compensation plans and rent deferrals we negotiated with the majority of all landlords. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP”) and Medicare advances/stimulus payments. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2020 and 2019.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2020 and 2019, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$2,508	$2,355	$39	$3,299	$3,097	$51
Denominator:
Weighted average shares outstanding	6,447	6,447	383	6,432	6,432	383
Basic income per common share	$0.39	$0.37	$0.10	$0.51	$0.48	$0.13
Diluted
Denominator: Weighted average shares outstanding		6,447	383		6,432	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,575	383		6,560	383
Diluted income per common share		$0.36	$0.10		$0.47	$0.13

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2020 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2020 or 2019, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at September 30, 2020, and June 30, 2020:

	September 30, 2020
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,706	$515	$4,191
Accounts receivable - related party	$102	—	$102
Medical receivable	$16,293	$—	$16,293
Management and other fees receivable	$41,844	$12,833	$29,011
Management and other fees receivable from related medical practices ("PC’s")	$10,782	$3,780	$7,002

	June 30, 2020
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,828	$515	$4,313
Accounts receivable - related party	$6	—	$6
Notes receivable	$16,172	$—	$16,172
Medical receivable	$16,172	$—	$16,172
Management and other fees receivable	$38,501	$11,063	$27,438
Management and other fees receivable from related medical practices ("PC’s")	$10,218	$3,322	$6,896

 The Company's customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years at September 30, 2020 are as follows:

2022	$879
2023	827
2024	827
2025	228
Total	$2,761

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

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 67% of the PCs’ net revenues for the three months ended September 30, 2020 and 2019, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.8% and 11.0% of the consolidated net revenues for the three months ended September 30, 2020 and 2019, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three months ended September 30, 2020 and 2019 are summarized in the following table.

	For the Three Months Ended September 30,
	2020	2019
Commercial Insurance/ Managed Care	$946	$1,354
Medicare/Medicaid	197	266
Workers' Compensation/Personal Injury	3,387	4,294
Other	561	131
Patient Fee Revenue, net of contractual allowances and discounts	$5,091	$6,045

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES

During February 2016, FAS issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lease with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard was effective for us beginning July 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have also elected the transition package of the practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $33.3 million and related right-to-use lease assets as of July 1, 2019. At the time of adoption of this guidance we had no significant financing leases.

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

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES (Continued)

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2020 is as follows:

Year Ending September 30,	Operating Lease Payments	Financing Lease Payments
2021	$5,045	$122
2022	4,847	244
2023	4,698	244
2024	4,485	244
2025	4,390	244
Thereafter	18,545	408
Present value discount	(9,331)	(169)
Total lease liability	$32,679	$1,337

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2020	June 30, 2020
Purchased parts, components and supplies	$1,537	$1,544
Work-in-process	161	105
TOTAL INVENTORIES	$1,698	$1,649

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	September 30, 2020	June 30, 2020
Costs incurred on uncompleted contracts	$448	$448
Estimated earnings	309	309
Subtotal	757	757
Less: Billings to date	604	604
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$153	$153

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2020	June 30, 2020
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,101	5,082
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	20,006	19,987
Less: Accumulated amortization	15,970	15,878
Other Intangible Assets	$4,036	$4,109

Amortization of patents and copyrights for the three months ended September 30, 2020 and 2019 amounted to $45 and $47, respectively.

Amortization of non-compete for the three months ended September 30, 2020 and 2019 amounted to $0 and $146, respectively.

Amortization of customer relationships for the three months ended September 30, 2020 and 2019 amounted to $48 and $48, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2020	June 30, 2020
Accrued salaries, commissions and payroll taxes	$4,755	$4,492
Litigation accruals	115	443
Sales tax payable	1,362	1,353
Legal and other professional fees	105	113
Accounting fees	150	120
Self-funded health insurance reserve	4	87
Accrued interest and penalty	880	877
Other	493	700
Other Current Liabilities	$7,864	$8,185

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2020. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2020
Net revenues from external customers	$1,981	$18,998	$20,979
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(561)	$4,711	$4,150
Depreciation and amortization	$67	$901	$968
Capital expenditures	$20	$415	$435

For the three months ended Sept. 30, 2019
Net revenues from external customers	$2,284	$19,463	$21,747
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(736)	$6,222	$5,486
Depreciation and amortization	$91	$904	$995
Capital expenditures	$1,601	$848	$2,449

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2020 and September 30, 2019, the Company paid $19 and $8 for interest, respectively.

During the three months ended September 30, 2020 and September 30, 2019, the Company paid $145 and $228 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2020.

Other Matters

In September 2020, the Company entered into a settlement agreement with an unrelated third party for a claim made during March 2018 which was scheduled for arbitration. The settlement was for $1.2 million of which $900 was paid by the Company’s insurance in September 2020. The Company paid the remaining balance of $315 in September 2020.

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2020, the Company has recorded tax obligations of approximately $1,362 plus interest and penalties of approximately $835. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $110 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2020 and June 30, 2020, the Company had approximately $4 and $87, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2020 and 2019, the Company recorded income tax expense of $849 in 2020 as compared to $1,107 in 2019. The 2020 provision is comprised of a current income tax component of $0 and a deferred income tax component of $849. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2016.

The Company recorded a deferred tax asset of $17,961 and a deferred tax liability of $234 as of September 30, 2020, primarily relating to net operating loss carryforwards of approximately $49,925 available to offset future taxable income through 2031. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

At the present time, the only impact of the CARES Act to the Company is allowing a full reimbursement of $1,342 of tax credits relating to the alternative minimum tax credits. The Company received the first half payment in June 2020. The balance of alternative minimum tax credits of $671 was received in July 2020. Previously, these credits were to be refunded over a 3 year period.

As we continue to monitor tax implications of the CARES Act and other state and federal stimulus tax legislation, we may make adjustments to our estimates and record additional amounts for tax assets and liabilities.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of September 30, 2020, no such changes in ownership have occurred.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2020 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2020, we reported a net income of $3.3 million on revenues of $21.0 million as compared to net income of $4.5 million on revenues of $21.7 million for the three month period ended September 30, 2019. Operating income decreased from $5.5 million for the three month period ended September 30, 2019 to $4.2 million for the three month period ended September 30, 2020.

The revenue decreased, from $21.7 million for the first three months of fiscal 2020 to $21.0 million for the first three months of fiscal 2021, was primarily due to decreases in patient fee revenue of $1.0 million, from $6.1 million for the first three months of fiscal 2020 to $5.1 million for the first three months of fiscal 2021. Revenues from product sales and service and repair fees decreased by $300,000 from $2.3 million for the first three months of fiscal 2020 to $2.0 million for the first three months of fiscal 2021.

While our revenues decreased, our costs and expenses increased, resulting in our operating income decreasing to $4.2 million for the three months ended September 30, 2020 as compared to $5.5 million for the three months ended September 30, 2019. In terms of percentages, costs and expenses increased 3.5% from $16.3 million for the first three months of fiscal 2020 to $16.8 million for the first three months of fiscal 2021, while revenues decreased slightly, from $21.7 million for the first three months of fiscal 2020 to $21.0 million for the first three months of fiscal 2021.

Fonar’s wholly owned subsidiary, Health Management Corporation of America (“HMCA”), has the controlling interest, in Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.0% in HDM, and the investors in HDM have a 30.0% ownership interest. The management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

The most significant adverse impact on our Company in fiscal 2020 and the first quarter of fiscal 2021 has been the COVID-19 pandemic. Although it had seemed the worst had passed, events in September and October 2020 have shown a spike in new cases. This is by no means a problem confined to our Company, but regardless of our best efforts, the impact on our results of operation and financial condition is potentially volatile and severe.

Since March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which have adversely affected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally in the beginning COVID-19 caused us to require that much of our workforce work from home and restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and while the Company is not back to pre-COVID-19 levels, the scan volume has risen. During the fourth quarter of fiscal 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and prevent further losses or additional decreases in scan volume. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, particularly in light of recent spikes in new COVID-19 cases, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $28,000 for the first three months of fiscal 2021 from $192,000 for the first three months of fiscal 2020. Costs related to product sales decreased from $330,000 for the three month period ended September 30, 2019 to $132,000 for the three month period ended September 30, 2020. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of out MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues decreased by 6.6% from $2.1 million for the three month period ended September 30, 2019 to $2.0 million for the three month period ended September 30, 2020. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs relating to providing service were $760,000 in the first three months of fiscal 2020 and $635,000 in the first three months of fiscal 2021. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to control our costs of providing service.

There were approximately $121,000 in foreign revenues for the first three months of fiscal 2021 as compared to approximately $183,000 in foreign revenues for the first three months of fiscal 2020, representing an decrease in foreign revenues of 33.9%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $2.0 million for the first three months of fiscal 2021 from $2.3 million for the first three months of fiscal 2020. Operating losses for our medical equipment segment decreased to an operating loss of $561,000, for the first three months of fiscal 2021 as compared to an operating loss of $736,000 for the first three months of fiscal 2020.

Diagnostic Facilities Management Services

HMCA revenues decreased in the first three months of fiscal 2021 by 2.4% to $19.0 million from $19.5 million for the first three months of fiscal 2020. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 90.6% for the first three months of fiscal 2021, from 89.5% for the first three months of fiscal 2020.

HMCA’s strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company has seen its scan volume decrease. Nevertheless, the Company is continuing its program of adding additional scanners, even though the COVID-19 virus may delay the completion of the installation of some of the scanners. If scan volumes decrease further, or remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to reduce the size of its operations as a last resort.

Although the COVID-19 virus had adversely affected our marketing efforts our scan volumes in fiscal 2020, the number of scans performed at our centers and at our client’s centers has still not recovered to pre-COVID-19 levels and has decreased from approximately 47,000 in the first three months of fiscal 2020 to approximately 42,000 in the first three months of fiscal 2021. Our scan volume began to decline in late March 2020 as a result of the impact of the pandemic on referral sources, stay-at-home orders and travel restrictions. The scan volumes going forward in fiscal 2021 may be adversely affected by additional spikes in the COVID-19 virus if sufficiently severe.

We now manage/own a total of 36 MRI scanners. Twenty-two (22) MRI scanners are located in New York and fourteen (14) are located in Florida. HMCA experienced an operating income of $4.7 million for the first three months of fiscal 2021 compared to operating income of $6.2 million for the first three months of fiscal 2020, the decrease being due to greater increase in costs and expenses.

The ability of HMCA to maintain its profitability is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government programs and the lockdowns imposed as a result of the COVID-19 virus. The reductions in reimbursement rates are not unique to HMCA or HMCA’s clients but are being experienced by the industry in general.

 FONAR CORPORATION AND SUBSIDIARIES

HMCA’s cost of revenues for the first three months of fiscal 2021 as compared to the first three months of fiscal 2020 decreased by 8.7% from $10.4 million to $9.5 million primarily as a result of a decrease in scan volume.

Consolidated

For the first three months of fiscal 2021, our consolidated net revenues decreased by 3.5% to $21.0 million from $21.7 million for the first three months of fiscal 2020, and total costs and expenses increased by 3.5% to $16.8 million from $16.3 million for the first three months of fiscal 2021 and for the first three months of fiscal 2020 respectively. As a result, our operating income decreased to $4.2 million in the first three months of fiscal 2021 as compared to $5.5 million in the first three months of fiscal 2020. An increased selling, general and other administrative costs in particular resulted in the growth of cost and expenses.

Selling, general and administrative expenses increased to $6.2 million in the first three months of fiscal 2021 from $4.3 million in the first three months of fiscal 2020. This increase in selling, general and administrative expenses was due mainly to additional reserves taken on Management Fees. Some of these reserves have been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first three months of fiscal 2021 and 2020.

Research and development expenses decreased by 18% to $400,000 for the first three months of fiscal 2021 from $472,000 for the first three months of fiscal 2020.

Interest expense in the first three months of fiscal 2021 increased by 4.8% to $22,000 from $21,000 in the first three months of fiscal 2020.

Inventories increased to $1.7 million at September 30, 2020 as compared to $1.6 million at June 30, 2020.

Net management fee and medical receivables increased by 3.6% to $52.3 million at September 30, 2020 from $50.5 million at June 30, 2020 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first three months of fiscal 2021 reflect an decrease in revenues from management, patient and other fees, as compared to the first three months of fiscal 2020 ($19.0 million for the first three months of fiscal 2021 as compared to $19.5 million for the first three months of fiscal 2020), and an decrease in MRI equipment segment revenues ($2.0 million as compared to $2.2 million). Revenues were 9.4% from the MRI equipment segment as compared to 90.6% from HMCA, for the first three months of fiscal 2021, as compared to 10.5% from the MRI equipment segment and 89.5% from HMCA for the first three months of fiscal 2020.

On March 27, 2020, the CARES Act was signed into law and is intended to provide over $2 trillion in stimulus benefits for the U.S. economy. The CARES Act provides for certain federal income tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. We received a cash benefit from the ability to receive a full reimbursement of $1,200 of tax credits relating to the alternative minimum tax credits in the current year plus additional cash benefits from the deferral of the employer portion of Social Security payroll taxes.

FONAR CORPORATION AND SUBSIDIARIES

As a result of the Patient Protection and Affordable Care Act (PPACA) we have experienced a reduction of reimbursement rates and less interest in our MRI equipment. Any changes to the PPACA may result in further changes in the healthcare industry and our business.

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

As mentioned, one of the effects of the PPACA on our business has been the reduction in Medicare reimbursement rates for MRI scans. This also has resulted in a reduction in the reimbursement rates by commercial insurers and government programs which tie their reimbursement rates to the Medicare rates. Nevertheless, the patient volume of the scanning centers we manage or own has enabled us to maintain healthy operating results in spite of these challenges. We believe we are pursuing the correct policies to cope with these problems and the problems caused by the COVID-19 pandemic, and to improve the Company’s operating results.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased by 5.3% from $36.8 million at June 30, 2020 to $38.8 million at September 30, 2020.

Cash provided by operating activities for the first three months of fiscal 2021 was $3.8 million. Cash provided by operating activities was attributable principally to net income of $3.3 million, depreciation and amortization of $968,000, amortization on right-to-use assets of $953,000, provision for bad debts of $2.2 million and deferred income tax of $849,000, offset by an increase in accounts, management fee receivables and medical receivables of $4.1 million and a decrease in operating lease liabilities of $796,000.

Cash used by investing activities for the first three months of fiscal 2021 was $435,000. Cash used by investing activities was attributable during the first three months of fiscal 2021 consisted of patent costs of $20,000 and the purchase of property and equipment of $415,000.

Cash used in financing activities for the first three months of fiscal 2021 was $1.4 million. The principal uses of cash in financing activities during the first three months of fiscal 2021 were the repayment of principal on long-term debt and capital lease obligations of $9,000 and distributions to non-controlling interests of $1.4 million, offset by the proceeds from debt of $63,000.

 FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 1.5% to $53.2 million at September 30, 2020 from $54.0 million at June 30, 2020. “Other” current liabilities decreased by 3.9% to $7.9 million at September 30, 2020 from $8.2 million at June 30, 2020. Long-term debt and capital lease obligations remained constant at $2.1 million. The current portion of our unearned revenue on service contracts increased from $4.1 million to $4.2 million. Customer deposits increased from $855,000 at June 30, 2020 to $912,000 at September, 2020 as a result of an increase in services performed.

As of September 30, 2020, the total of $7.9 million in “other” current liabilities included accrued salaries and payroll taxes of $4.8 million, and sales taxes of $1.4 million plus accrued interest and penalties of $880,000.

Our working capital increased to $80.5 million at September 30, 2020 from $77.2 million at June 30, 2020. This resulted from an increase in current assets ($95.9 million at June 30, 2020 as compared to $99.1 million at September 30, 2020), and a small decrease in current liabilities from $18.7 million at June 30, 2020 to $18.6 million at September 30, 2020.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

On March 27, 2020 Congress enacted the CARES Act (Coronavirus Aid, Relief and Economic Security Act). The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding prior and future operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property and the creation of refundable employee retention credits. At the present time, the only impact of the CARES Act to the Company is allowing a full reimbursement of $1,200 of tax credits relating to the alternative minimum tax credits in the current year. Before the CARES Act, these credits were to be refunded over a period of 3 years. We will also realize a cash benefit from the deferral of Social Security payroll taxes.

On June 30, 2020, we entered into a $701,000 loan agreement under the Paycheck Protection Program (PPP) under the CARES Act that provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The Company applied for this additional loan exclusively for the Florida locations during June 2020 due to the fact that the COIVD-19 virus was increasing in Florida. The loans and accrued interest are forgivable after 24 weeks as long as the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities and maintains certain payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24 week period. The Company believes that most it not all of the loan proceeds will be forgiven, however there is no assurance that it will be forgiven until approval is received.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2021 fiscal year with the exception of placing additional scanners at 3 facilities located in New York.

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

 Management is seeking to promote wider market recognition of Fonar’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, the uncertainty resulting from the Patient Protection and Affordable Care Act or its repeal or modification, and the impact of the COVID-19 virus on the economy in general, the sale of medical equipment has and may continue to suffer.

 FONAR CORPORATION AND SUBSIDIARIES

The Company believes that its business plan has been responsible for the past eight consecutive fiscal years and first fiscal quarter of fiscal 2021 of profitability and that its capital resources will be adequate to support operations through at least September 30, 2021. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company can not predict the full effect of COVID-19 for the first fiscal quarter or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer has concluded that the Company’s internal control over financial reporting was effective as of the September 30, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2020.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, the impact of these reductions has been countered by increasing scanning volume, increased reimbursement rates with other payors, and reducing our operating expenses, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

2. Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate, and others are likely to demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins. The demand for MRI scanners could be further reduced by any downturn in the economy resulting from the COVID-19 virus.

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

5. Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations in New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

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

7. Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation may increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage, subject to any changes which may result from efforts to repeal and replace the PPACA. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

8. Possible changes in Florida Insurance Law. In early 2019, two senate bills and one house bill in Florida were introduced, all of them calling for the repeal of PIP and replacing PI with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. Another Florida senate bill was introduced that would preserve PIP but dramatically cut reimbursement rates. None of the proposed bills ever made it onto the 2019 legislative agenda, but similar efforts in the future might be successful. Currently, drivers and passengers get car damages and PIP paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. Over the past several years there have been various bills introduced by a number of Florida legislators to eliminate PIP and instead mandate coverage including some combination of a minimum of bodily injury and a reduced or no amount of medical payments (Medpay coverage). Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our eight diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times. The recent bills, which were introduced in 2020, gained no traction.

9. Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of Protected Health Information (‘PHI’), including Health Insurance Portability and Accountability Act (‘HIPAA’) and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health (‘HITECH’) Act and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

FONAR CORPORATION AND SUBSIDIARIES

10. COVID-19. Although we believe we have taken the proper steps and are making a good recovery from the impact of COVID-19 virus, the recent increase in new cases of COVID-19 and the course and severity of the virus in the following months, may have an economic and medical impact that would materially and adversely affect our business.

11. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including a prolonged period of the COVID-19 pandemic, recessions or economic slowdowns and disruptions of credit markets. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

c)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on September 29, 2020, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2020.

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

Dated: November 12, 2020