Form 10-Q
period 2020-12-31
FONAR CORP
filed 2021-02-16
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended DECEMBER 31, 2020

Commission file number 0-10248

 FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Marcus Drive Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer___ Accelerated filer ___ Non-accelerated filer _X__ Smaller reporting company _X_ Emerging growth company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 5, 2021
Common Stock, par value $.0001	6,554,210
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2020	June 30, 2020 *
Current Assets:
Cash and cash equivalents	$40,579	$36,802
Short term investments	32	32
Accounts receivable – net	4,171	4,313
Accounts receivable - related party	72	6
Medical receivable – net	16,373	16,172
Management and other fees receivable – net	29,808	27,438
Management and other fees receivable – related medical practices – net	7,262	6,896
Inventories	1,844	1,649
Costs and estimated earnings in excess of billings on uncompleted contracts	153	153
Income tax receivable	—	671
Prepaid expenses and other current assets	1,302	1,758
Total Current Assets	101,596	95,890

Accounts receivable	2,594	2,730
Deferred income tax asset	16,848	18,810
Property and equipment – net	21,683	21,364
Right-of-use Asset – operating lease	29,570	31,392
Right-of-use Asset – financing lease	1,226	1,326
Goodwill	3,985	3,985
Other intangible assets – net	4,014	4,109
Other assets	632	653
Total Assets	$182,148	$180,259

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2020	June 30, 2020 *
Current Liabilities:
Current portion of long-term debt and capital leases	$222	$108
Accounts payable	2,198	1,965
Other current liabilities	5,584	8,185
Unearned revenue on service contracts	4,029	4,105
Unearned revenue on service contracts – related party	55	—
Operating lease liability - current portion	3,403	3,370
Financing lease liability - current portion	200	75
Customer deposits	1,232	855

Total Current Liabilities	16,923	18,663

Long-Term Liabilities:
Unearned revenue on service contracts	2,528	2,656
Deferred income tax liability	234	234
Due to related medical practices	93	93
Operating lease liability – net of current portion	28,415	30,105
Financing lease liability – net of current portion	1,151	1,251
Long-term debt and capital leases, less current portion	780	865
Other liabilities	148	150

Total Long-Term Liabilities	33,349	35,354
Total Liabilities	50,272	54,017

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	December 31, 2020	June 30, 2020 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2020 and June 30, 2020, 313 issued and outstanding at December 31, 2020 and June 30, 2020	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2020 and June 30, 2020, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2020 and June 30, 2020, 6,566 and 6,459 issued at December 31, 2020 and June 30, 2020, 6,554 and 6,447 outstanding at December 31, 2020and June 30, 2020	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at December 31, 2020 and June 30, 2020; .146 issued and outstanding at December 31, 2020 and June 30, 2020	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2020 and June 30, 2020, 383 issued and outstanding at December 31, 2020 and June 30, 2020	—	—
Paid-in capital in excess of par value	185,101	183,076
Accumulated deficit	(50,596)	(56,215)
Treasury stock, at cost - 12 shares of common stock at December 31, 2020 and June 30, 2020	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	133,831	126,187
Noncontrolling interests	(1,955)	55
Total Stockholders' Equity	131,876	126,242
Total Liabilities and Stockholders' Equity	$182,148	$180,259

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2020	2019
Patient fee revenue – net of contractual allowances and discounts	$5,238	$5,996
Product sales – net	3	3
Service and repair fees – net	1,862	2,038
Service and repair fees - related parties – net	28	28
Management and other fees – net	11,340	10,996
Management and other fees - related medical practices – net	2,693	2,390
Total Revenues – Net	21,164	21,451
COSTS AND EXPENSES
Costs related to patient fee revenue	2,649	2,958
Costs related to product sales	192	120
Costs related to service and repair fees	608	772
Costs related to service and repair fees - related parties	9	10
Costs related to management and other fees	6,237	6,203
Costs related to management and other fees – related medical practices	1,522	1,621
Research and development	424	583
Selling, general and administrative	4,541	4,163
Total Costs and Expenses	16,182	16,430
Income From Operations	4,982	5,021
Interest Expense	(16)	(19)
Investment Income	75	139
Income Before Provision for Income Taxes and Noncontrolling Interests	5,041	5,141
Provision for Income Taxes	(1,113)	(932)
Net Income	3,928	4,209
Net Income - Noncontrolling Interests	(817)	(1,105)
Net Income – Attributable to FONAR	$3,111	$3,104
Net Income Available to Common Stockholders	$2,923	$2,914
Net Income Available to Class A Non-Voting Preferred Stockholders	$140	$142
Net Income Available to Class C Common Stockholders	$48	$48
Basic Net Income Per Common Share Available to Common Stockholders	$0.45	$0.45
Diluted Net Income Per Common Share Available to Common Stockholders	$0.44	$0.44
Basic and Diluted Income Per Share – Class C Common	$0.12	$0.13
Weighted Average Basic Shares Outstanding – Common Stockholders	6,465	6,447
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,593	6,575
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
REVENUES	2020	2019
Patient fee revenue – net of contractual allowances and discounts	$10,330	$12,041
Product sales – net	31	195
Service and repair fees – net	3,788	4,102
Service and repair fees - related parties – net	55	55
Management and other fees – net	22,554	22,024
Management and other fees - related medical practices – net	5,386	4,780
Total Revenues – Net	42,144	43,197
COSTS AND EXPENSES
Costs related to patient fee revenue	5,169	5,820
Costs related to product sales	325	450
Costs related to service and repair fees	1,234	1,522
Costs related to service and repair fees - related parties	18	20
Costs related to management and other fees	11,788	12,208
Costs related to management and other fees – related medical practices	2,950	3,157
Research and development	824	1,055
Selling, general and administrative	10,704	8,458
Total Costs and Expenses	33,012	32,690
Income From Operations	9,132	10,507
Other Expenses	(140)	—
Interest Expense	(38)	(40)
Investment Income	187	287
Income Before Provision for Income Taxes and Noncontrolling Interests	9,141	10,754
Provision for Income Taxes	(1,962)	(2,039)
Net Income	7,179	8,715
Net Income - Noncontrolling Interests	(1,560)	(2,313)
Net Income – Attributable to FONAR	$5,619	$6,402
Net Income Available to Common Stockholders	$5,281	$6,010
Net Income Available to Class A Non-Voting Preferred Stockholders	$252	$292
Net Income Available to Class C Common Stockholders	$86	$100
Basic Net Income Per Common Share Available to Common Stockholders	$0.82	$0.93
Diluted Net Income Per Common Share Available to Common Stockholders	$0.80	$0.92
Basic and Diluted Income Per Share – Class C Common	$0.23	$0.26
Weighted Average Basic Shares Outstanding – Common Stockholders	6,456	6,440
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,584	6,568
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending December 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - September 30, 2020	$1	$183,076	($53,707)	($675)	($642)	$128,053
Issuance of Common Stock	—	2,025	—			2,025
Net income	—	—	3,111	—	—	3,111
Distributions - Non controlling	—	—	—	—	(2,130)	(2,130)
Income - Non controlling interests	—	—	—	—	817	817
Balance - December 31, 2020	$1	$185,101	($50,596)	($675)	($1,955)	$131,876

For the Three Months Ending December 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - September 30, 2019	$1	$183,076	($61,157)	($675)	$1,609	$122,854
Net income	—	—	3,104		—	3,104
Distributions - Non controlling	—	—	—	—	(1,980)	(1,980)
Income - Non controlling interests	—	—	—	—	1,105	1,105
Balance - December 31, 2019	$1	$183,076	($58,053)	($675)	$734	$125,083

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Six Months Ending December 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2020	$1	$183,076	($56,215)	($675)	$55	$126,242
Issuance of Common Stock	—	2,025	—		—	2,025
Net income	—	—	5,619	—	—	5,619
Distributions - Non controlling	—	—	—	—	(3,570)	(3,570)
Income - Non controlling interests	—	—	—	—	1,560	1,560
Balance - December 31, 2020	$1	$185,101	($50,596)	($675)	($1,955)	$131,876

For the Six Months Ending December 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2019	$1	$181,086	($64,455)	($675)	$2,156	$118,113
Issuance of Common Stock	—	1,990	—		—	1,990
Net income	—	—	6,402	—	—	6,402
Distributions - Non controlling	—	—	—	—	(3,735)	(3,735)
Income - Non controlling interests	—	—	—	—	2,313	2,313
Balance - December 31, 2019	$1	$183,076	($58,053)	($675)	$734	$125,083

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$7,179	$8,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,009	2,003
Amortization on right-of-use assets	1,922	1,656
Provision(Recovery) for bad debts	2,825	(978)
Deferred income tax – net	1,962	1,816
Compensatory element of stock issuances	83	—
Stock issued for costs and expenses	1,941	1,990
Abandoned patents	1	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(5,549)	(4,300)
Notes receivable	25	11
Costs and estimated earnings in excess of billings on uncompleted contracts	—	372
Inventories	(195)	47
Income tax receivable	671	—
Prepaid expenses and other current assets	452	330
Other assets	(1)	(45)
Increase (decrease) in operating liabilities, net:
Accounts payable	233	(576)
Other current liabilities	(2,748)	430
Operating lease liabilities	(1,657)	(1,447)
Financing lease liabilities	24	—
Customer deposits	378	28
Billings in excess of costs and estimated earnings on uncompleted contracts	—	12
Other liabilities	(3)	123
Net cash provided by operating activities	9,552	10,187
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,143)	(4,656)
Purchase of short term investment	—	(199)
Cost of patents	(90)	(62)
Net cash used in investing activities	(2,233)	(4,917)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(35)	(24)
Proceeds from debt	63	—
Distributions to noncontrolling interests	(3,570)	(3,735)
Net cash used in financing activities	(3,542)	(3,759)
Net Increase in Cash and Cash Equivalents	3,777	1,511
Cash and Cash Equivalents - Beginning of Period	36,802	13,882
Cash and Cash Equivalents - End of Period	$40,579	$15,393

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 1, 2020 for the fiscal year ended June 30, 2020.

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

DECEMBER 31, 2020 and 2019

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and six months ended December 31, 2020 and 2019.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2020 and 2019, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended December 31, 2020			Three months ended December 31, 2019
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,111	$2,923	$48	$3,104	$2,914	$48
Denominator:
Weighted average shares outstanding	6,465	6,465	383	6,447	6,447	383
Basic income per common share	$0.48	$0.45	$0.12	$0.48	$0.45	$0.13
Diluted
Denominator: Weighted average shares outstanding		6,465	383		6,447	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,593	383		6,575	383
Diluted income per common share		$0.44	$0.12		$0.44	$0.13

	Six months ended December 31, 2020			Six months ended December 31, 2019
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$5,619	$5,281	$86	$6,402	$6,010	$100
Denominator:
Weighted average shares outstanding	6,456	6,456	383	6,440	6,440	383
Basic income per common share	$0.87	$0.82	$0.23	$0.99	$0.93	$0.26
Diluted
Denominator: Weighted average shares outstanding		6,456	383		6,440	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,584	383		6,568	383
Diluted income per common share		$0.80	$0.23		$0.92	$0.26

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other areas of the standard. ASU 2019-12 will be effective beginning in the first quarter of 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are current evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of the adoption.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2020 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2020 or 2019, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2020, and June 30, 2020:

	December 31, 2020
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,686	$515	$4,171
Accounts receivable - related party	$72	—	$72
Medical receivable	$16,373	$—	$16,373
Management and other fees receivable	$43,298	$13,490	$29,808
Management and other fees receivable from related medical practices ("PC’s")	$10,982	$3,720	$7,262

	June 30, 2020
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,828	$515	$4,313
Accounts receivable - related party	$6	—	$6
Medical receivable	$16,172	$—	$16,172
Management and other fees receivable	$38,501	$11,063	$27,438
Management and other fees receivable from related medical practices ("PC’s")	$10,218	$3,322	$6,896

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

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of December 31, 2020 is as follows:

2022	$853
2023	827
2024	752
2025	96
Total	$2,528

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 60% of the PCs’ net revenues for the three months ended December 31, 2020 and 2019, respectively, were derived from no-fault and personal injury protection claims. Approximately 66% and 63% of the PCs’ net revenue for the six months ended December 31, 2020 and 2019, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.7% and 11.1% of the consolidated net revenues for the three months ended December 31, 2020 and 2019, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 12.8% and 11.1% of the consolidated net revenues for the six months ended December 31, 2020 and 2019, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and six months ended December 31, 2020 and 2019 are summarized in the following table.

	For the Three Months Ended December 31,
	2020	2019
Commercial Insurance/ Managed Care	$966	$1,335
Medicare/Medicaid	206	276
Workers' Compensation/Personal Injury	3,543	4,112
Other	523	273
Patient Fee Revenue, net of contractual allowances and discounts	$5,238	$5,996

	For the Six Months Ended December 31,
	2020	2019
Commercial Insurance/ Managed Care	$1,912	$2,689
Medicare/Medicaid	404	542
Workers' Compensation/Personal Injury	6,930	8,406
Other	1,084	404
Patient Fee Revenue, net of contractual allowances and discounts	$10,330	$12,041

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES

During February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lease with a term of 12 months or less will be accounted for similar to existing guidance foOTr operating leases. The standard was effective for us beginning July 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have also elected the transition package of the practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $33.3 million and related right-to-use lease assets as of July 1, 2019. At the time of adoption of this guidance we had no significant financing leases.

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 10 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Also included in other current assets is a $202 receivable from a landlord for tenant improvements. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company.

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2020 is as follows:

Year Ending December 31,	Operating Lease Payments	Financing Lease Payments
2021	$4,960	$244
2022	4,877	244
2023	4,599	244
2024	4,480	244
2025	4,301	244
Thereafter	17,505	287
Present value discount	(8,904)	(156)
Total lease liability	$31,818	$1,351

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2020	June 30, 2020
Purchased parts, components and supplies	$1,614	$1,544
Work-in-process	230	105
Total Inventories	$1,844	$1,649

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	December 31, 2020	June 30, 2020
Costs incurred on uncompleted contracts	$448	$448
Estimated earnings	309	309
Subtotal	757	757
Less: Billings to date	604	604
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$153	$153

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECMEBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2020	June 30, 2020
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,171	5,082
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	20,076	19,987
Less: Accumulated amortization	16,062	15,878
Other Intangible Assets	$4,014	$4,109

Amortization of patents and copyrights for the three months ended December 31, 2020 and 2019 amounted to $44 and $47, respectively.

Amortization of non-compete for the three months ended December 31, 2020 and 2019 amounted to $0 and $147, respectively.

Amortization of customer relationships for the three months ended December 31, 2020 and 2019 amounted to $47 and $47, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2020 and 2019 amounted to $89 and $94, respectively.

Amortization of non-compete for the six months ended December 31, 2020 and 2019 amounted to $0 and $293, respectively.

Amortization of customer relationships for the six months ended December 31, 2020 and 2019 amounted to $95 and $95, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2020	June 30, 2020
Accrued salaries, commissions and payroll taxes	$2,573	$4,492
Litigation accruals	9	443
Sales tax payable	1,123	1,353
Legal and other professional fees	276	113
Accounting fees	180	120
Self-funded health insurance reserve	123	87
Accrued interest and penalty	511	877
Other	789	700
Other Current Liabilities	$5,584	$8,185

 NOTE 9 – STOCKHOLDERS EQUITY

Common Stock

During the six months ended December 31, 2020, the Company issued 102 shares of common stock for costs and expenses of $1,941 and 4 shares of common stock to employees and consultants as compensation valued at $83.

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

DECEMBER 31, 2020 and 2019

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Dec. 31, 2020
Net revenues from external customers	$1,893	$19,271	$21,164
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(8)	$4,990	$4,982
Depreciation and amortization	$65	$977	$1,042
Capital expenditures	$70	$1,728	$1,798

For the three months ended Dec. 31, 2019
Net revenues from external customers	$2,069	$19,382	$21,451
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(790)	$5,811	$5,021
Depreciation and amortization	$94	$914	$1,008
Capital expenditures	$153	$2,116	$2,269

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the six months ended Dec. 31, 2020
Net revenues from external customers	$3,874	$38,270	$42,144
Inter-segment net revenues	$438	$—	$438
(Loss) Income from operations	$(569)	$9,701	$9,132
Depreciation and amortization	$132	$1,878	$2,010
Capital expenditures	$90	$2,143	$2,233

For the six months ended Dec. 31, 2019
Net revenues from external customers	$4,352	$38,845	$43,197
Inter-segment net revenues	$438	$—	$438
(Loss) Income from operations	$(1,526)	$12,033	$10,507
Depreciation and amortization	$185	$1,818	$2,003
Capital expenditures	$1,754	$2,964	$4,718

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2020 and December 31, 2019, the Company paid $35 and $14 for interest, respectively.

During the six months ended December 31, 2020 and December 31, 2019, the Company paid $145 and $228 for income taxes, respectively.

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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2020, the Company has recorded tax obligations of approximately $1.1 million plus interest and penalties of approximately $466. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $110 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2020 and June 30, 2020, the Company had approximately $123 and $87, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

DECEMBER 31, 2020 and 2019

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 13 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended December 31, 2020 and 2019, the Company recorded income tax expense of $1,962 in 2020 as compared to $2,039 in 2019. The 2020 provision is comprised of a current income tax component of $0 and a deferred income tax component of $1,962. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $16,848 and a deferred tax liability of $234 as of December 31, 2020, primarily relating to net operating loss carryforwards of approximately $47,208 available to offset future taxable income through 2031. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of December 31, 2020, no such changes in ownership have occurred.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2020 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2020, we reported a net income of $7.2 million on revenues of $42.1 million as compared to net income of $8.7 million on revenues of $43.2 million for the six month period ended December 31, 2019. Operating income decreased from $10.5 million for the six month period ended December 31, 2019 to $9.1 million for the six month period ended December 31, 2020.

For the three month period ended December 31, 2020, we reported a net income of $3.9 on revenues of $21.2 as compared to net income of $4.2 million on revenues of $21.5 million for the three month period ended December 31, 2019.

The revenue decreased, from $43.2 million for the first six months of fiscal 2020 to $42.1 million for the first six months of fiscal 2021, was primarily due to a decrease in patient fee revenue of $1.7 million, from $12.0 million for the first six months of fiscal 2020 to $10.3 million for the first six months of fiscal 2021. Revenues from product sales and service and repair fees decreased by 11.1% from $4.4 million for the first six months of fiscal 2020 to $3.9 million for the first six months of fiscal 2021.

While our revenues decreased, our costs and expenses increased, resulting in our operating income decreasing to $9.1 million for the six months ended December 31, 2020 as compared to $10.5 million for the six months ended December 31, 2019. In terms of percentages, costs and expenses increased 1.0% from $32.7 million for the first six months of fiscal 2020 to $33.0 million for the first six months of fiscal 2021, while revenues decreased, from $43.2 million for the first six months of fiscal 2020 to $42.1 million for the first six months of fiscal 2021. The increase in costs and expenses was due to a $2.2 million increase in selling, general and administrative expenses, from $8.5 million to $10.7 million, consisting largely of increases in reserves for management fees.

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

The most significant adverse impact on our Company in fiscal 2020 and the first two quarters of fiscal 2021 has been the COVID-19 pandemic. Although it had seemed the worst had passed, events in the last months of 2020 and beginning of 2021 have shown a spike in new cases, including mutations. Although a vaccine has been developed, its distribution is still in the early stages. This is by no means a problem confined to our Company, but regardless of our best efforts, the impact on our results of operation and financial condition is potentially volatile and severe.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $31,000 for the first six months of fiscal 2021 from $195,000 for the first six months of fiscal 2020. Costs related to product sales decreased from $450,000 for the six month period ended December 31, 2019 to $325,000 for the six month period ended December 31, 2020. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues decreased by 7.6% from $4.1 million for the six month period ended December 31, 2019 to $3.8 million for the six month period ended December 31, 2020. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs relating to providing service were $1.5 million in the first six months of fiscal 2020 and $1.3 million in the first six months of fiscal 2021. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to control our costs of providing service.

There were approximately $205,000 in foreign revenues for the first six months of fiscal 2021 as compared to approximately $307,000 in foreign revenues for the first three months of fiscal 2020, representing an decrease in foreign revenues of 33.2%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

FONAR CORPORATION AND SUBSIDIARIES

Revenues for the medical equipment segment decreased to $3.9 million for the first six months of fiscal 2021 from $4.4 million for the first six months of fiscal 2020. Operating losses for our medical equipment segment decreased to an operating loss of $569,000, for the first six months of fiscal 2021 as compared to an operating loss of $1.5 million for the first six months of fiscal 2020.

Diagnostic Facilities Management Services

HMCA revenues decreased in the first six months of fiscal 2021 by 1.3% to $38.3 million from $38.8 million for the first six months of fiscal 2020. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 90.8% for the first six months of fiscal 2021, from 89.9% for the first six months of fiscal 2020.

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

Although the COVID-19 virus had adversely affected our marketing efforts our scan volumes in fiscal 2020, the number of scans performed at our centers and at our client’s centers has still not recovered to pre-COVID-19 levels, decreasing from approximately 89,000 in the first six months of fiscal 2020 to approximately 86,000 in the first six months of fiscal 2021. Our scan volume began to decline in late March 2020 as a result of the impact of the pandemic on referral sources, stay-at-home orders and travel restrictions. The scan volumes going forward in fiscal 2021 may be adversely affected by additional spikes in the COVID-19 virus if sufficiently severe.

We now manage/own a total of 37 MRI scanners. Twenty-three (23) MRI scanners are located in New York and fourteen (14) are located in Florida. HMCA experienced an operating income of $9.7 million for the first six months of fiscal 2021 compared to operating income of $12.0 million for the first six months of fiscal 2020, the decrease being due to greater increase in costs and expenses.

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

HMCA’s cost of revenues for the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 decreased by 6.0% from $21.2 million to $19.9 million primarily as a result of a decrease in scan volume.

Consolidated

For the first six months of fiscal 2021, our consolidated net revenues decreased by 2.4% to $42.1 million from $43.2 million for the first six months of fiscal 2020, and total costs and expenses increased by 1.0% to $33.0 million from $32.7 million for the first six months of fiscal 2021 and for the first six months of fiscal 2020 respectively. As a result, our operating income decreased to $9.1 million in the first six months of fiscal 2021 as compared to $10.5 million in the first six months of fiscal 2020. An increased selling, general and other administrative costs in particular resulted in the growth of cost and expenses.

Selling, general and administrative expenses increased to $10.7 million in the first six months of fiscal 2021 from $8.5 million in the first six months of fiscal 2020. This increase in selling, general and administrative expenses was due mainly to additional reserves taken on Management Fees. Some of these reserves have been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, increased from $0 for the first six months of fiscal 2020 to $83,000 for the first six months of fiscal 2021.

FONAR CORPORATION AND SUBSIDIARIES

Research and development expenses decreased by 21.9% to $824,000 for the first six months of fiscal 2021 from $1.1 million for the first six months of fiscal 2020.

Interest expense in the first six months of fiscal 2021 decreased by 5.0% to $38,000 from $40,000 in the first six months of fiscal 2020.

Inventories increased to $1.8 million at December 31, 2020 as compared to $1.6 million at June 30, 2020.

Net management fee and medical receivables increased by 5.8% to $53.4 million at December 31, 2020 from $50.5 million at June 30, 2020 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first six months of fiscal 2021 reflect an decrease in revenues from management, patient and other fees, as compared to the first six months of fiscal 2020 ($38.3 million for the first six months of fiscal 2021 as compared to $38.8 million for the first six months of fiscal 2020), and an decrease in MRI equipment segment revenues ($3.9 million as compared to $4.4 million). Revenues were 9.2% from the MRI equipment segment as compared to 90.8% from HMCA, for the first six months of fiscal 2021, as compared to 10.1% from the MRI equipment segment and 89.9% from HMCA for the first six months of fiscal 2020.

On March 27, 2020, the CARES Act was signed into law and is intended to provide over $2 trillion in stimulus benefits for the U.S. economy. The CARES Act provides for certain federal income tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. We received a cash benefit from the ability to receive a full reimbursement of $1.2 million of tax credits relating to the alternative minimum tax credits in the current year plus additional cash benefits from the deferral of the employer portion of Social Security payroll taxes.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased by 10.3% from $36.8 million at June 30, 2020 to $40.6 million at December 31, 2020.

Cash provided by operating activities for the first six months of fiscal 2021 was $9.6 million. Cash provided by operating activities was attributable principally to net income of $7.2 million, depreciation and amortization of $2.0 million, amortization on right-to-use assets of $1.9 million, provision for bad debts of $2.8 million and deferred income tax of $2.0 million, offset by an increase in accounts, management fee receivables and medical receivables of $5.5 million, a decrease in other current liabilities of $2.7 million and a decrease in operating lease liabilities of $1.7 million.

Cash used by investing activities for the first six months of fiscal 2021 was $2.2 million. Cash used by investing activities was attributable during the first six months of fiscal 2021 consisted of patent costs of $90,000 and the purchase of property and equipment of $2.1 million.

Cash used in financing activities for the first six months of fiscal 2021 was $3.5 million. The principal uses of cash in financing activities during the first six months of fiscal 2021 were the repayment of principal on long-term debt and capital lease obligations of $35,000 and distributions to non-controlling interests of $3.6 million, offset by the proceeds from debt of $63,000.

Total liabilities decreased by 6.9% to $50.3 million at December 31, 2020 from $54.0 million at June 30, 2020. “Other” current liabilities decreased by 31.8% to $5.6 million at December 31, 2020 from $8.2 million at June 30, 2020. Long-term debt and capital lease obligations decreased from $2.1 million at June 30, 2020 to $1.9 million at December 31, 2020. The current portion of our unearned revenue on service contracts decreased from $4.1 million at June 30, 2020 to $4.0 million at December 31, 2020. Customer deposits increased from $855,000 at June 30, 2020 to $1.2 million at December 31, 2020 as a result of an increase in services performed.

FONAR CORPORATION AND SUBSIDIARIES

As of December 31, 2020, the total of $5.6 million in “other” current liabilities included accrued salaries and payroll taxes of $2.6 million, and sales taxes of $1.1 million plus accrued interest and penalties of $466,000.

Our working capital increased to $84.7 million at December 31, 2020 from $77.2 million at June 30, 2020. This resulted from an increase in current assets ($95.9 million at June 30, 2020 as compared to $101.6 million at December 31, 2020), and a decrease in current liabilities from $18.7 million at June 30, 2020 to $16.9 million at December 31, 2020. This results from the Company’s care in selecting investments and capital expenditures.

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

FONAR CORPORATION AND SUBSIDIARIES

On March 27, 2020 Congress enacted the CARES Act (Coronavirus Aid, Relief and Economic Security Act). The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding prior and future operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property and the creation of refundable employee retention credits. At the present time, the only impact of the CARES Act to the Company is allowing a full reimbursement of $1.2 million of tax credits relating to the alternative minimum tax credits in the current year. Before the CARES Act, these credits were to be refunded over a period of 3 years. We will also realize a cash benefit from the deferral of Social Security payroll taxes.

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

Fonar has not committed to making any significant capital expenditures for the remainder of the 2021 fiscal year with the exception of placing an additional scanner at a facility located in New York.

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

The Company believes that its business plan has been responsible for the past eight consecutive fiscal years and first six months of fiscal 2021 profitability and that its capital resources will be adequate to support operations through at least December 31, 2021. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company can not predict the full effect of COVID-19 for the first fiscal quarter or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

FONAR CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer has concluded that the Company’s internal control over financial reporting was effective as of the December 31, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

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

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, the impact of these reductions has been countered by increasing scanning volume, increased reimbursement rates with other payors, and reducing our operating expenses, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so, particularly in light of the COVID-19 pandemic, which has resulted in a decrease in scan volume.

2. Demand for MRI Scanners. The reduced reimbursement rates and COVID-19 pandemic, also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate, and others are likely to demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins. The demand for MRI scanners could be further reduced by any downturn in the economy resulting from the COVID-19 virus.

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

5. Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations in New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services. Pressure to reduce healthcare costs results from government action, such as the reduction of Medicare reimbursements for MRI scans. This provides an additional basis to lower reimbursement levels from private payors, who often base their reimbursement rates on the Medicare rates.

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

10. COVID-19. Although we believe we have taken the proper steps and were making a good recovery from the impact of COVID-19 virus, the recent increase in new cases and mutations of COVID-19 and in the recent months, may have an economic and medical impact that would materially and adversely affect our business. The mitigating effect of new vaccines remains to be seen.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on November 13, 2020, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2020.

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

Dated: February 16, 2021