Form 10-Q
period 2021-03-31
FONAR CORP
filed 2021-05-13
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended MARCH 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at May 5, 2021
Common Stock, par value $.0001	6,554,210
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2021	June 30, 2020 *
Current Assets:
Cash and cash equivalents	$40,809	$36,802
Short term investments	32	32
Accounts receivable – net	4,308	4,313
Accounts receivable - related party	42	6
Medical receivable – net	17,021	16,172
Management and other fees receivable – net	30,313	27,438
Management and other fees receivable – related medical practices – net	7,530	6,896
Inventories	1,971	1,649
Contract assets	218	153
Income tax receivable	—	671
Prepaid expenses and other current assets	1,330	1,758
Total Current Assets	103,574	95,890

Accounts receivable	2,790	2,730
Deferred income tax asset	17,098	18,810
Property and equipment – net	22,133	21,364
Right-of-use Asset – operating lease	29,462	31,392
Right-of-use Asset – financing lease	1,177	1,326
Goodwill	4,269	3,985
Other intangible assets – net	4,090	4,109
Other assets	659	653
Total Assets	$185,252	$180,259

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2021	June 30, 2020 *
Current Liabilities:
Current portion of long-term debt and capital leases	$193	$108
Accounts payable	1,776	1,965
Other current liabilities	6,252	8,185
Unearned revenue on service contracts	4,121	4,105
Unearned revenue on service contracts – related party	28	—
Operating lease liability - current portion	3,482	3,370
Financing lease liability - current portion	201	75
Customer deposits	1,038	855

Total Current Liabilities	17,091	18,663

Long-Term Liabilities:
Unearned revenue on service contracts	2,718	2,656
Deferred income tax liability	234	234
Due to related medical practices	93	93
Operating lease liability – net of current portion	28,288	30,105
Financing lease liability – net of current portion	1,099	1,251
Long-term debt and capital leases, less current portion	770	865
Other liabilities	164	150

Total Long-Term Liabilities	33,366	35,354
Total Liabilities	50,457	54,017

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	March 31, 2021	June 30, 2020 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2021 and June 30, 2020, 313 issued and outstanding at March 31, 2021 and June 30, 2020	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2021 and June 30, 2020, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2021 and June 30, 2020, 6,566 and 6,459 issued at March 31, 2021 and June 30, 2020, 6,554 and 6,447 outstanding at March 31, 2021 and June 30, 2020	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at March 31, 2021 and June 30, 2020; .146 issued and outstanding at March 31, 2021 and June 30, 2020	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2021 and June 30, 2020, 383 issued and outstanding at March 31, 2021 and June 30, 2020	—	—
Paid-in capital in excess of par value	185,101	183,076
Accumulated deficit	(46,728)	(56,215)
Treasury stock, at cost - 12 shares of common stock at March 31, 2021 and June 30, 2020	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	137,699	126,187
Noncontrolling interests	(2,904)	55
Total Stockholders' Equity	134,795	126,242
Total Liabilities and Stockholders' Equity	$185,252	$180,259

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2021	2020
Patient fee revenue – net of contractual allowances and discounts	$6,043	$5,713
Product sales – net	503	92
Service and repair fees – net	1,914	1,942
Service and repair fees - related parties – net	28	28
Management and other fees – net	11,808	11,218
Management and other fees - related medical practices – net	2,794	2,693
Total Revenues – Net	23,090	21,686
COSTS AND EXPENSES
Costs related to patient fee revenue	2,828	2,840
Costs related to product sales	152	235
Costs related to service and repair fees	627	674
Costs related to service and repair fees - related parties	9	9
Costs related to management and other fees	7,073	6,004
Costs related to management and other fees – related medical practices	1,746	1,550
Research and development	419	535
Selling, general and administrative	6,114	7,224
Total Costs and Expenses	18,968	19,071
Income From Operations	4,122	2,615
Other Income/(Expense)	144	—
Interest Expense	(19)	(17)
Investment Income	64	126
Income Before Provision for Income Taxes and Noncontrolling Interests	4,311	2,724
Provision for Income Taxes	(12)	(810)
Net Income	4,299	1,914
Net Income - Noncontrolling Interests	(431)	(653)
Net Income – Attributable to FONAR	$3,868	$1,261
Net Income Available to Common Stockholders	$3,634	$1,184
Net Income Available to Class A Non-Voting Preferred Stockholders	$174	$57
Net Income Available to Class C Common Stockholders	$60	$20
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.18
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.18
Basic and Diluted Income Per Share – Class C Common	$0.16	$0.05
Weighted Average Basic Shares Outstanding – Common Stockholders	6,554	6,447
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,682	6,575
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2021	2020
Patient fee revenue – net of contractual allowances and discounts	$16,372	$17,754
Product sales – net	534	288
Service and repair fees – net	5,702	6,044
Service and repair fees - related parties – net	83	83
Management and other fees – net	34,362	33,242
Management and other fees - related medical practices – net	8,181	7,473
Total Revenues – Net	65,234	64,884
COSTS AND EXPENSES
Costs related to patient fee revenue	7,997	8,660
Costs related to product sales	477	685
Costs related to service and repair fees	1,861	2,196
Costs related to service and repair fees - related parties	27	30
Costs related to management and other fees	18,861	18,203
Costs related to management and other fees – related medical practices	4,696	4,707
Research and development	1,243	1,590
Selling, general and administrative	16,818	15,691
Total Costs and Expenses	51,980	51,762
Income From Operations	13,254	13,122
Other Income/(Expense)	4	1
Interest Expense	(57)	(57)
Investment Income	251	413
Income Before Provision for Income Taxes and Noncontrolling Interests	13,452	13,479
Provision for Income Taxes	(1,974)	(2,849)
Net Income	11,478	10,630
Net Income - Noncontrolling Interests	(1,991)	(2,966)
Net Income – Attributable to FONAR	$9,487	$7,664
Net Income Available to Common Stockholders	$8,915	$7,194
Net Income Available to Class A Non-Voting Preferred Stockholders	$426	$350
Net Income Available to Class C Common Stockholders	$146	$120
Basic Net Income Per Common Share Available to Common Stockholders	$1.37	$1.12
Diluted Net Income Per Common Share Available to Common Stockholders	$1.35	$1.10
Basic and Diluted Income Per Share – Class C Common	$0.38	$0.31
Weighted Average Basic Shares Outstanding – Common Stockholders	6,489	6,442
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,617	6,570
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

 See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending March 31, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – December 31, 2020	$1	$185,101	($50,596)	($675)	($1,955)	$131,876
Issuance of Common Stock	—	—	—			—
Net income	—	—	3,868	—	—	3,868
Distributions - Non controlling	—	—	—	—	(1,380)	(1,380)
Income - Non controlling interests	—	—	—	—	431	431
Balance – March 31, 2021	$1	$185,101	($46,728)	($675)	($2,904)	$134,795

For the Three Months Ending March 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - December 31, 2019	$1	$183,076	($58,053)	($675)	$734	$125,083
Net income	—	—	1,261		—	1,261
Distributions - Non controlling	—	—	—	—	(1,410)	(1,410)
Income - Non controlling interests	—	—	—	—	653	653
Balance - March 31, 2020	$1	$183,076	($56,792)	($675)	($23)	$125,587

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Nine Months Ending March 31, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2020	$1	$183,076	($56,215)	($675)	$55	$126,242
Issuance of Common Stock	—	2,025	—		—	2,025
Net income	—	—	9,487	—	—	9,487
Distributions - Non controlling	—	—	—	—	(4,950)	(4,950)
Income - Non controlling interests	—	—	—	—	1,991	1,991
Balance - March 31, 2021	$1	$185,101	($46,728)	($675)	($2,904)	$134,795

For the Nine Months Ending March 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2019	$1	$181,086	($64,455)	($675)	$2,156	$118,112
Issuance of Common Stock	—	1,990	—		—	1,990
Net income	—	—	7,664	—	—	7,664
Distributions - Non controlling	—	—	—	—	(5,145)	(5,145)
Income - Non controlling interests	—	—	—	—	2,966	2,966
Balance - March 31, 2020	$1	$183,076	($56,792)	($675)	($23)	$125,587

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$11,478	$10,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,100	3,001
Amortization on right-of-use assets	1,543	2,505
Provision(Recovery) for bad debts	5,103	1,711
Deferred income tax – net	1,712	2,481
Compensatory element of stock issuances	83	—
Stock issued for costs and expenses	1,941	1,990
Abandoned patents	1	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(9,551)	(6,808)
Notes receivable	36	22
Contract assets	(65)	372
Inventories	(323)	23
Income tax receivable	671	—
Prepaid expenses and other current assets	424	570
Other assets	(1)	(142)
Increase (decrease) in operating liabilities, net:
Accounts payable	(189)	(175)
Other current liabilities	(1,827)	(193)
Operating lease liabilities	(1,168)	(2,216)
Financing lease liabilities	(25)	—
Customer deposits	183	56
Other liabilities	14	105
Net cash provided by operating activities	13,140	13,932
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,942)	(6,601)

Purchase of imaging facility	(1,123)	—
Proceeds of short term investment	—	15,063
Cost of patents	(108)	(79)
Net cash (used)/provided by in investing activities	(4,173)	8,383
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(73)	(33)
Proceeds from debt	63	—
Distributions to noncontrolling interests	(4,950)	(5,145)
Net cash used in financing activities	(4,960)	(5,178)
Net Increase in Cash and Cash Equivalents	4,007	17,137
Cash and Cash Equivalents - Beginning of Period	36,802	13,882
Cash and Cash Equivalents - End of Period	$40,809	$31,019

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 1, 2020 for the fiscal year ended June 30, 2020.

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

MARCH 31, 2021 and 2020

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

Business Combination

When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period of final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and nine months ended March 31, 2021 and 2020.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2021 and 2020, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,868	$3,634	$60	$1,261	$1,184	$20
Denominator:
Weighted average shares outstanding	6,554	6,554	383	6,447	6,447	383
Basic income per common share	$0.59	$0.55	$0.16	$0.20	$0.18	$0.05
Diluted
Denominator: Weighted average shares outstanding		6,554	383		6,447	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,682	383		6,575	383
Diluted income per common share		$0.54	$0.16		$0.18	$0.05

	Nine months ended March 31, 2021			Nine months ended March 31, 2020
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$9,487	$8,915	$146	$7,664	$7,194	$120
Denominator:
Weighted average shares outstanding	6,489	6,489	383	6,442	6,442	383
Basic income per common share	$1.46	$1.37	$0.38	$1.19	$1.12	$0.31
Diluted
Denominator: Weighted average shares outstanding		6,489	383		6,442	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,617	383		6,570	383
Diluted income per common share		$1.35	$0.38		$1.10	$0.31

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2021 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2021 or 2020, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2021, and June 30, 2020:

	March 31, 2021
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,823	$515	$4,308
Accounts receivable - related party	$42	—	$42
Medical receivable	$17,021	$—	$17,021
Management and other fees receivable	$45,689	$15,376	$30,313
Management and other fees receivable from related medical practices ("PC’s")	$11,642	$4,112	$7,530

	June 30, 2020
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,828	$515	$4,313
Accounts receivable - related party	$6	—	$6
Medical receivable	$16,172	$—	$16,172
Management and other fees receivable	$38,501	$11,063	$27,438
Management and other fees receivable from related medical practices ("PC’s")	$10,218	$3,322	$6,896

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

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of March 31, 2021 is as follows:

2023	$938
2024	937
2025	710
2026	133
Total	$2,718

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 64.5% and 72% of the PCs’ net revenues for the three months ended March 31, 2021 and 2020, respectively, were derived from no-fault and personal injury protection claims. Approximately 65.4% and 66% of the PCs’ net revenue for the nine months ended March 31, 2021 and 2020, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.1% and 12.4% of the consolidated net revenues for the three months ended March 31, 2021 and 2020, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 12.5% and 11.5% of the consolidated net revenues for the nine months ended March 31, 2021 and 2020, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and nine months ended March 31, 2021 and 2020 are summarized in the following table.

	For the Three Months Ended March 31,
	2021	2020
Commercial Insurance/ Managed Care	$1,083	$1,166
Medicare/Medicaid	268	280
Workers' Compensation/Personal Injury	4,048	4,120
Other	644	147
Patient Fee Revenue, net of contractual allowances and discounts	$6,043	$5,713

	For the Nine Months Ended March 31,
	2021	2020
Commercial Insurance/ Managed Care	$2,995	$3,856
Medicare/Medicaid	672	821
Workers' Compensation/Personal Injury	10,977	12,526
Other	1,728	551
Patient Fee Revenue, net of contractual allowances and discounts	$16,372	$17,754

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

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

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of March 31, 2021 is as follows:

Twelve Months Ending March 31,	Operating Lease Payments	Financing Lease Payments
2022	$4,873	$244
2023	4,825	244
2024	4,779	244
2025	4,683	244
2026	4,316	244
Thereafter	17,140	225
Present value discount	(8,846)	(145)
Total lease liability	$31,770	$1,300

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2021	June 30, 2020
Purchased parts, components and supplies	$1,721	$1,544
Work-in-process	250	105
Total Inventories	$1,971	$1,649

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	March 31, 2021	June 30, 2020
Costs incurred on uncompleted contracts	$559	$448
Estimated earnings	653	309
Subtotal	1,212	757
Less: Billings to date	994	604
Contract assets	$218	$153

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2021	June 30, 2020
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,190	5,082
Non-compete	4,150	4,100
Customer relationships	3,900	3,800
Gross Other intangible assets	20,245	19,987
Less: Accumulated amortization	16,155	15,878
Other Intangible Assets	$4,090	$4,109

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents and copyrights for the three months ended March 31, 2021 and 2020 amounted to $45 and $45, respectively.

Amortization of non-compete for the three months ended March 31, 2021 and 2020 amounted to $0 and $98, respectively.

Amortization of customer relationships for the three months ended March 31, 2021 and 2020 amounted to $48 and $48, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2021 and 2020 amounted to $134 and $139, respectively.

Amortization of non-compete for the nine months ended March 31, 2021 and 2020 amounted to $0 and $391, respectively.

Amortization of customer relationships for the nine months ended March 31, 2021 and 2020 amounted to $143 and $143, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2021	June 30, 2020
Accrued salaries, commissions and payroll taxes	$2,980	$4,492
Litigation accruals	—	443
Sales tax payable	816	1,353
Legal and other professional fees	14	113
Accounting fees	210	120
Self-funded health insurance reserve	51	87
Accrued interest and penalty	308	877
Rent	903	—
Other	970	700
Other Current Liabilities	$6,252	$8,185

 NOTE 9 – STOCKHOLDERS EQUITY

Common Stock

During the nine months ended March 31, 2021, the Company issued 102 shares of common stock for costs and expenses of $1,941 and 4 shares of common stock to employees and consultants as compensation valued at $83.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March, 31, 2021
Net revenues from external customers	$2,445	$20,645	$23,090
Inter-segment net revenues	$227	$—	$227
Income from operations	$327	$3,795	$4,122
Depreciation and amortization	$67	$1,023	$1,090
Capital expenditures	$18	$799	$817

For the three months ended March 31, 2020
Net revenues from external customers	$2,062	$19,624	$21,686
Inter-segment net revenues	$218	$—	$218
(Loss) Income from operations	$(1,802)	$4,417	$2,615
Depreciation and amortization	$91	$907	$998
Capital expenditures	$621	$1,341	$1,962

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the nine months ended March 31, 2021
Net revenues from external customers	$6,319	$58,915	$65,234
Inter-segment net revenues	$665	$—	$665
(Loss) Income from operations	$(242)	$13,496	$13,254
Depreciation and amortization	$199	$2,901	$3,100
Capital expenditures	$108	$2,942	$3,050

For the nine months ended March 31, 2020
Net revenues from external customers	$6,415	$58,469	$64,884
Inter-segment net revenues	$656	$—	$656
(Loss) Income from operations	$(3,328)	$16,450	$13,122
Depreciation and amortization	$276	$2,725	$3,001
Capital expenditures	$2,375	$4,305	$6,680

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2021 and March 31, 2020, the Company paid $55 and $21 for interest, respectively.

During the nine months ended March 31, 2021 and March 31, 2020, the Company paid $261 and $228 for income taxes, respectively.

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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2021, the Company has recorded tax obligations of approximately $816 plus interest and penalties of approximately $263. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $110 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2021 and June 30, 2020, the Company had approximately $51 and $87, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 13 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the nine months ended March 31, 2021 and 2020, the Company recorded income tax expense of $1,974 in 2021 as compared to $2,849 in 2020. The 2021 provision is comprised of a current income tax component of $262 and a deferred income tax component of $1,712 and the 2020 provision is comprised of a current income tax component of $368 and a deferred income tax component of $2,481. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $17,098 and a deferred tax liability of $234 as of March 31, 2021, primarily relating to net operating loss carryforwards of approximately $43,455 available to offset future taxable income through 2031. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

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

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of March 31, 2021, no such changes in ownership have occurred.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 14 – ACQUISITION

On March 29, 2021, the Company completed the acquisition of certain assets of Rockland Management Group, located in West Yonkers. The Company used an incremental borrowing rate of 4% to value the right to use asset in connection with the assumed operating lease obligation. We made a preliminary fair value determination of the acquired assets and assumed liabilities as follows:

Property and equipment	$650
Right to use assets	434
Intangible assets	150
Security Deposit	39
Right to use liability	(434)
Goodwill	284
Total purchase consideration	$1,123

In accordance with ASC 805-10-25-1, Business Combinations – Overall Recognition, the Company recorded the transaction as a business combination. ASC 805-10-25-1 provides the requirements of recording the transaction by applying the acquisition method. The acquisition method requires the Company to determine if the assets and liabilities acquired are a business or not. Under ASC 805-10-25-1, it must be determined if there is a specific acquisition party, acquisition date, identifiable assets acquired and liabilities assumed and you must be able to recognized and measure goodwill or a gain from the purchase. Based upon this guidance, the acquisition had been recorded as a business combination.

The net assets acquired and consideration is as follow:

Leasehold Improvements	$550
Diagnostic Equipment	100
Customer Lists	100
Covenant Not to Compete	50
Security Deposit	39
Closing costs - expensed	3
Goodwill	284
Cash Consideration Paid	$1,126

The results of operations of Rockland Management Group were diminutive and did not affect the pro forma results of operations.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2021 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2021, we reported a net income of $11.5 million on revenues of $65.2 million as compared to net income of $10.6 million on revenues of $64.9 million for the nine month period ended March 31, 2020. Operating income increased from $13.1 million for the nine month period ended March 31, 2020 to $13.3 million for the nine month period ended March 31, 2021.

For the three month period ended March 31, 2021, we reported a net income of $4.3 on revenues of $23.1 as compared to net income of $1.9 million on revenues of $21.7 million for the three month period ended March 31, 2020.

The revenue increase, from $64.9 million for the first nine months of fiscal 2020 to $65.2 million for the first nine months of fiscal 2021, was primarily due to an increase in management and other fees revenues of $1.8 million, from $40.7 million for the first nine months of fiscal 2020 to $42.5 million for the first nine months of fiscal 2021. Revenues from product sales and service and repair fees decreased by 1.5% from $6.4 million for the first nine months of fiscal 2020 to $6.3 million for the first nine months of fiscal 2021.

While our revenues increased, our costs and expenses also increased, resulting in our operating income increasing to $13.3 million for the nine months ended March 31, 2021 as compared to $13.1 million for the nine months ended March 31, 2020. In terms of percentages, costs and expenses increased 0.4% from $51.8 million for the first nine months of fiscal 2020 to $52.0 million for the first nine months of fiscal 2021, while revenues increased, from $64.9 million for the first nine months of fiscal 2020 to $65.2 million for the first nine months of fiscal 2021. The increase in costs and expenses was due to a $1.1 million increase in selling, general and administrative expenses, from $15.7 million to $16.8 million, consisting largely of increases in reserves for management fees offset by a decrease in costs related to patient fee revenue of $660,000 from $8.7 million to $8.0 million.

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

The most significant adverse impact on our Company in fiscal 2020 and the first three quarters of fiscal 2021 has been the COVID-19 pandemic. Although it had seemed the worst had passed, events in the last months of 2020 and beginning of 2021 have shown a spike in new cases, including mutations. Although a vaccine has been developed, its distribution is still in the early stages. This is by no means a problem confined to our Company, but regardless of our best efforts, the impact on our results of operation and financial condition is potentially volatile and severe. Nevertheless, the significant improvement in our results of operations in the third quarter of fiscal 2021 ($4.3 million in net income on revenues of $23.1 million) compared to the third quarter of fiscal 2020 ($1.9 million in net income on revenues of $21.7 million) may indicate that the impact of COVID-19 on our business is decreasing.

 FONAR CORPORATION AND SUBSIDIARIES

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $534,000 for the first nine months of fiscal 2021 from $288,000 for the first nine months of fiscal 2020. Costs related to product sales decreased from $685,000 for the nine month period ended March 31, 2020 to $477,000 for the nine month period ended March 31, 2021. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues decreased by 5.6% from $6.1 million for the nine month period ended March 31, 2020 to $5.8 million for the nine month period ended March 31, 2021. Continuing low sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service were $2.2 million in the first nine months of fiscal 2020 and $1.9 million in the first nine months of fiscal 2021. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to control our costs of providing service.

There were approximately $755,000 in foreign revenues for the first nine months of fiscal 2021 as compared to approximately $417,000 in foreign revenues for the first nine months of fiscal 2020, representing an increase in foreign revenues of 81.0%. We do not regard this as a material trend, but as part of a sometimes volatile variation resulting from low sales volumes.

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

Revenues for the medical equipment segment decreased to $6.3 million for the first nine months of fiscal 2021 from $6.4 million for the first nine months of fiscal 2020. Operating losses for our medical equipment segment decreased to an operating loss of $242,000 for the first nine months of fiscal 2021 as compared to an operating loss of $3.3 million for the first nine months of fiscal 2020.

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2021 by 0.8% to $58.9 million from $58.5 million for the first nine months of fiscal 2020. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 90.3% for the first nine months of fiscal 2021, from 90.1% for the first nine months of fiscal 2020.

HMCA’s strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company has seen its scan volume decrease. Nevertheless, the Company is continuing its program of adding additional scanners at existing centers and also acquired a new center in New York from a third party at the end of the third quarter of fiscal 2021. If scan volumes decrease further, or remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to reduce the size of its operations as a last resort.

The COVID-19 virus adversely affected our marketing efforts and scan volumes in fiscal 2020. The number of scans performed at our centers and at our client’s centers has still not recovered to pre-COVID-19 levels, decreasing from approximately 139,000 in the first nine months of fiscal 2020 to approximately 131,000 in the first nine months of fiscal 2021. Our scan volume began to decline in late March 2020 as a result of the impact of the pandemic on referral sources, stay-at-home orders and travel restrictions. The scan volumes going forward in fiscal 2021 may be adversely affected by additional spikes in the COVID-19 virus if sufficiently severe, but so far, this has not occurred.

FONAR CORPORATION AND SUBSIDIARIES

We now manage/own a total of 39 MRI scanners. Twenty-five (25) MRI scanners are located in New York and fourteen (14) are located in Florida. HMCA experienced an operating income of $13.5 million for the first nine months of fiscal 2021 compared to operating income of $16.5 million for the first nine months of fiscal 2020, the decrease being due to greater increase in costs and expenses.

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

HMCA’s cost of revenues for the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020 remained constant at $31.6 million.

Consolidated

For the first nine months of fiscal 2021, our consolidated net revenues increased by 0.5% to $65.2 million from $64.9 million for the first nine months of fiscal 2020, and total costs and expenses increased by 0.4% to $52.0 million from $51.8 million for the first nine months of fiscal 2021 and for the first nine months of fiscal 2020 respectively. As a result, our operating income increased slightly to $13.3 million in the first nine months of fiscal 2021 as compared to $13.1 million in the first nine months of fiscal 2020. An increased selling, general and other administrative costs in particular resulted in the growth of cost and expenses.

Selling, general and administrative expenses increased to $16.8 million in the first nine months of fiscal 2021 from $15.7 million in the first nine months of fiscal 2020. This increase in selling, general and administrative expenses was due mainly to additional reserves taken on Management Fees. Some of these reserves have been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, increased from $0 for the first nine months of fiscal 2020 to $83,000 for the first nine months of fiscal 2021.

Research and development expenses decreased by 21.8% to $1.2 million for the first nine months of fiscal 2021 from $1.6 million for the first nine months of fiscal 2020.

Interest expense in the first nine months of fiscal 2021 and 2020 remained constant at $57,000.

Inventories increased to $2.0 million at March 31, 2021 as compared to $1.6 million at June 30, 2020.

Net management fee and medical receivables increased by 8.6% to $54.9 million at March 31, 2021 from $50.5 million at June 30, 2020 as a result of slower collections and the addition of 2 additional scanners installed in existing locations. The slower collections were primarily due to COVID-19 lockdowns and an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first nine months of fiscal 2021 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2020 ($58.9 million for the first nine months of fiscal 2021 as compared to $58.5 million for the first nine months of fiscal 2020), and a decrease in MRI equipment segment revenues ($6.3 million as compared to $6.4 million). Revenues were 9.7% from the MRI equipment segment as compared to 90.3% from HMCA, for the first nine months of fiscal 2021, as compared to 9.9% from the MRI equipment segment and 90.1% from HMCA for the first nine months of fiscal 2020.

 FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

In addition FONAR has announced the publication of a book “THE CRANIOCERVICAL SYNDROME and MRI” which highlights the unique attributes of FONAR UPRIGHT® MRI Imaging (S. Karger, A.G. based in Basel, Switzerland- www.karger.com/Book/Home/261956), published by S. Karger, an approximately 125 year old company and an academic publisher of scientific and medical journals and books. The seven chapter monograph examines the rapid advances in MRI made possible by the FONAR UPRIGHT® Multi-Position MRI that are transforming the treatment of patients suffering from the craniocervical syndrome (CCS). It is written by leading international experts in the field to practitioners with a better understanding of the subtle anatomy and MRI appearances at the craniocervical junction, along with insight into the clinical significance of cerebrospinal fluid (CSF) flow measurements and its potential role in generating the devastating impairments of the neurodegenerative diseases: Alzheimer’s (5.1 million patients in the United States), childhood and adult Autism (3.0 million), Parkinson’s (1.0 million), Multiple Sclerosis (250,000-350,000) and Amyotrophic Lateral Sclerosis (ALS) (30,000). It calls attention to the revolutionary importance of FONAR’s UPRIGHT® MRI imaging technology and the prospect of significantly relieving the suffering of the above totaled 9.38 million patients afflicted with these disorders.

Fonar also announced a major diagnostic breakthrough in multiple sclerosis diagnosis achieved with advanced Upright® MRI. Medical researchers at FONAR published a paper reporting a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique Upright® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large net volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF and the antigenic polypeptides it contains into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

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

 MRI has brought a new dimension to MEDICAL TREATMENT, the power to VISUALIZE ANATOMIC DETAIL in the body's VITAL SOFT TISSUES (brain, heart, kidney, liver, spleen, lungs, pancreas, intestines) plus MRI's new power to non-invasively QUANTIFY (e.g. measure T1, T2, diffusion, chemical spectra) and the response of these VITAL TISSUES to treatment.

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased by 10.9% from $36.8 million at June 30, 2020 to $40.8 million at March 31, 2021.

Cash provided by operating activities for the first nine months of fiscal 2021 was $13.1 million. Cash provided by operating activities was attributable principally to net income of $11.5 million, depreciation and amortization of $3.1 million, amortization on right-to-use assets of $1.5 million, provision for bad debts of $5.1 million and deferred income tax of $1.7 million, offset by an increase in accounts, management fee receivables and medical receivables of $9.6 million, a decrease in other current liabilities of $1.8 million and a decrease in operating lease liabilities of $1.2 million.

FONAR CORPORATION AND SUBSIDIARIES

Cash used by investing activities for the first nine months of fiscal 2021 was $4.2 million. Cash used by investing activities was attributable during the first nine months of fiscal 2021 consisted of expenditure for acquisition of $1.1 million for an existing MRI center, patent costs of $108,000 and the purchase of property and equipment of $2.9 million.

Cash used in financing activities for the first nine months of fiscal 2021 was $5.0 million. The principal uses of cash in financing activities during the first nine months of fiscal 2021 were the repayment of principal on long-term debt and capital lease obligations of $73,000 and distributions to non-controlling interests of $5.0 million, offset by the proceeds from debt of $63,000.

Total liabilities decreased by 6.6% to $50.5 million at March 31, 2021 from $54.0 million at June 30, 2020. “Other” current liabilities decreased by 23.6% to $6.3 million at March 31, 2021 from $8.2 million at June 30, 2020. Long-term debt and capital lease obligations decreased from $2.1 million at June 30, 2020 to $1.9 million at March 31, 2021. The current portion of our unearned revenue on service contracts remained constant from $4.1 million at June 30, 2020 and March 31, 2021. Customer deposits increased from $855,000 at June 30, 2020 to $1.0 million at March 31, 2021 as a result of an increase in services performed.

As of March 31, 2021, the total of $6.3 million in “other” current liabilities included accrued salaries and payroll taxes of $3.0 million, and sales taxes of $816,000 plus accrued interest and penalties of $308,000.

Our working capital increased to $86.5 million at March 31, 2021 from $77.2 million at June 30, 2020. This resulted from an increase in current assets ($95.9 million at June 30, 2020 as compared to $103.6 million at March 31, 2021), and a decrease in current liabilities from $18.7 million at June 30, 2020 to $17.1 million at March 31, 2021. This results from the Company’s care in selecting investments and capital expenditures.

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

Fonar has not committed to making any significant capital expenditures for the remainder of the 2021 fiscal year with the exception of placing a scanner at a facility located in New York.

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

The Company believes that its business plan has been responsible for the past eight consecutive fiscal years and first nine months of fiscal 2021 profitability and that its capital resources will be adequate to support operations through at least March 31, 2022. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company cannot predict the full effect of COVID-19 for the first fiscal quarter or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s internal control over financial reporting was effective as of March 31, 2021, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

 FONAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2020 and Form 10-Q for the nine month fiscal period ended March 31, 2021.

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

2. Demand for MRI Scanners. The reduced reimbursement rates and COVID-19 pandemic, also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate, and others are likely to demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins. The demand for MRI scanners could be further reduced by any downturn in the domestic or international economy resulting from the COVID-19 virus.

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

8. Possible changes in Florida Insurance Law. On April 30, 2021 the Florida State Senate and House passed a bill that replaces the current Florida Personal Injury Protection (“PIP”) law with one that instead requires mandatory bodily injury coverage with a Medical Payment option. The bill was passed on the last day of the legislative session and must still be signed or vetoed by the Governor. Passage of the bill may adversely affect the ability of facilities owned or managed by HMCA to collect scanning fees. It is too early to determine the extent of the bills’ effect on our business.

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

 FONAR CORPORATION AND SUBSIDIARIES

10. COVID-19. Although we believe we have taken the proper steps and have been making a good recovery from the impact of COVID-19 virus, any increase in new cases and mutations of COVID-19, may have an economic and medical impact that would materially and adversely affect our business. The mitigating effect of new vaccines is promising but cannot yet be determined.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on February 16, 2021, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2020.

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

Dated: May 13, 2021