Form 10-K
period 2021-06-30
FONAR CORP
filed 2021-10-13
CIK 355019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-10248

FONAR CORPORATION
(Exact name of registrant as specified in its charter)

delaware	11-2464137
(State of incorporation)	(IRS Employer Identification Number)

110 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 694-2929
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.0001 per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2020 based on the closing price of $17.36 per share on such date as reported on the NASDAQ System, was approximately $110 million. The other outstanding classes do not have a readily determinable market value.

As of September 15, 2021, 6,554,210 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 FONAR CORPORATION AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

GENERAL

Fonar Corporation, sometimes referred to as the “Company” or “Fonar”, is a Delaware corporation which was incorporated on July 17, 1978. Our address is 110 Marcus Drive, Melville, New York 11747 and our telephone number is 631-694-2929. Fonar also maintains a website at www.fonar.com. Fonar provides copies of its filings with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and amendments to these reports to stockholders on request.

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

Fonar is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging scanners, also referred to as “MRI” or “MR” scanners, which utilize MRI technology for the detection and diagnosis of human disease, abnormalities, other medical conditions and injuries. Fonar’s founders built the first MRI scanner in 1977 and Fonar introduced the first commercial MRI scanner in 1980. Fonar is also the originator of the iron-core non-superconductive and permanent magnet MRI technology.

Fonar’s iron frame technology made Fonar the originator of “open” MRI scanners. We introduced the first “open” MRI in 1980. Since that time we have concentrated on further application of our “open” MRI, introducing most recently the Upright® Multi-Position™” MRI scanner (also referred to as the “Upright®” or “Stand-Up®” MRI scanner) and the Fonar 360™ MRI scanner. The Fonar 360™ MRI is not presently being marketed.

See Note 17 to the Consolidated Financial Statements for separate financial information regarding our medical equipment and physician and diagnostic management services segments.

FONAR CORPORATION AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS.

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. These assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Among the risks and assumptions which must now be taken into account is the COVID-19 virus, which adds additional uncertainties to future expectations. Although the impact will be negative, the severity, duration and recurrence of new strains of the COVID-19 virus such as the Delta variant adds a new dimension to the difficulties facing our business and the world economy in general.

THE UPRIGHT® MRI SCANNER

The Upright® MRI scanner is the product we are presently promoting. The Upright® MRI (also known as the “Stand-Up® MRI”) is a “whole-body” MRI, meaning it can be used to scan any part of the body. Unlike conventional recumbent MRI scanners, where the patient must lie on his or her back, the Upright® MRI permits MRI scans to be taken in a weight-bearing state. Patients can be scanned while standing, sitting, bending or lying down. This means that an abnormality or injury, such as a slipped disk, may be scanned in a weight-bearing posture, which more often than not is the position in which patients experience pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright® MRI is by design a non-claustrophobic MRI scanner. We have introduced the name “Upright®” as an alternative to “Stand-Up®” because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

As of June 30, 2021, HMCA manages a total of 39 MRI scanners. Twenty-five (25) MRI scanners are located in New York and fourteen (14) which are located in Florida. We believe that the utilization of Fonar UPRIGHT® MRI scanning systems has been a significant factor in maintaining the patient volume of the scanning facilities and our ability to cope with the effects of the COVID-19 pandemic. In addition, a new facility managed by the Company has been opened in Pembroke Pines, Florida and a total of four additional MRI scanners were added in New York.

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

There is considerable evidence that the weight-bearing Upright® MRI provides medical benefits not duplicated by any other MRI scanner because patient positioning plays a critical role in accurately detecting clinically significant pathology.

For instance, the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari Syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed and entrapped at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. The brain structures “entrapped” in Chiari Syndrome are the lowest lying structures of the brain, the tonsils of the cerebellum. The Chiari Syndrome is therefore alternately named Cerebellar Tonsillar Ectopia (CTE) indicating the displacement (ectopia) of these Cerebellar tonsils in this syndrome. Classic symptoms of the Chiari Syndrome include the “drop attack,” where the patient unexpectedly experiences an explosive rush at the base of the brain which runs down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis. These symptoms subside when the patient is lying down. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient’s pathology is most visible and the symptoms are most acute when the patient is scanned in the upright weight-bearing position.

A publication in the Journal “Brain Injury” (Brain Injury 2010, 24 (7-8) 988-994) of 1,200 neck pain patients reported that the fallen cerebellar tonsils of the brain (CTE) were missed 75% of the time when the patient was scanned only in the recumbent position. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the brain stem and choose the most appropriate surgical approach for an operative repair.

FONAR CORPORATION AND SUBSIDIARIES

The study was published by 10 authors from distinguished universities in the United States and around the world. The study reported that Cerebellar Tonsillar Ectopia Herniation (CTE) was missed 75% of the time when the patient was scanned lying down instead of upright. At the current rate of 1,000,000 automobile whiplash injuries in the U.S. per year, 750,000 patients each year would have the pathology responsible for their symptoms go undetected if they were examined solely in a conventional recumbent-only MRI.

The Upright® MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients typically have been subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The Upright® MRI is the only MRI scanner that allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A study by the National Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on average in the course of their scoliosis treatment.

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

Full-range-of-motion studies of the joints in multiple directions are possible, an especially useful feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine can also be achieved under full body weight.

The Fonar Upright® MRI operates at a significantly higher magnetic field strength than earlier open MRIs that preceded it, and, therefore, benefits from more of the MRI image-producing signal needed to make high-quality MRI images.

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

FONAR CORPORATION AND SUBSIDIARIES

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

During fiscal 2021, sales of our Upright® MRI scanners accounted for approximately 0.8% of our total revenues and 10.0% of our medical equipment revenues, as compared to 0.1% of total revenues and 1.0% of medical equipment revenues in fiscal 2020.

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

PRODUCT MARKETING

The principal markets for the Company’s scanners are private diagnostic imaging centers and hospitals.

We use internal personnel and independent manufacturer’s representatives for domestic and foreign markets. None of Fonar’s competitors are entitled or been licensed to make the Fonar Upright® MRI scanner.

Fonar’s Website includes interactive product information for interested customers.

During fiscal 2021 and previously sales were made to foreign customers. CEO Matthias Schulz of Medserena, Fonar’s principal foreign sales representative and distributor, has said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.”

FONAR CORPORATION AND SUBSIDIARIES

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

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $7.7 million in fiscal 2021 and $8.2 million in fiscal 2020. Our objective is to maintain service revenues at present levels or better, based on the longevity of the technology, and the refurbishments and upgrades which keep the scanners competitive with the latest techniques.

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

FONAR CORPORATION AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2021, we incurred expenditures of $1,635,979, none of which were capitalized, on research and development, as compared to $2,025,376, none of which were capitalized, during the fiscal year ended June 30, 2020.

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

BACKLOG

Our backlog of unfilled orders at September 15, 2021 was approximately $62,000, as compared to $457,000 at September 15, 2020. It is expected that the existing backlog of orders will be filled within the 2022 fiscal year.

PATENTS AND LICENSE

We currently have numerous patents in effect which relate to the technology and components of our MRI scanners. We believe that these patents, and the know-how we have developed, are material to our business.

FONAR CORPORATION AND SUBSIDIARIES

One of our patents, issued in the name of Dr. Damadian and licensed to Fonar, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue, also referred to in this report as the “1974 Patent”. The 1974 Patent was the first MRI patent issued by the United States Patent Office. The development of our MRI scanners has been based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992.

We have significantly enhanced our patent position within the industry and now possess a substantial patent portfolio which provides us, under the aegis of United States patent law, “the exclusive right to make, use and sell” many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2021, 220 patents had been issued to Fonar, and approximately 11 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian’s pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

We also have patent cross-licensing agreements with other MRI manufacturers. We have not licensed, however, any technology relating to Upright® MRI scanning.

PRODUCT COMPETITION

MRI SCANNERS

MRI takes advantage of the nuclear magnetic resonance signal elicited from the body’s tissues and the exceptional sensitivity of this signal for detecting disease discovered by Fonar. Much of the serious disease of the body occurs in the soft tissue of vital organs. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6% while the contrast in the brain by MRI is 25 times greater at 40%. X-ray contrasts among the body’s soft tissues are maximally 4%. Their contrast by MRI is 32.5 times greater (130%).

The soft tissue contrasts with which to distinguish cancers on images by MRI are up to 180%. In the case of cancer these contrasts can be even more marked making cancers readily visible and detectable anywhere in the body. This is because the nuclear resonance signals from the body’s normal soft tissue vital organs, differ so dramatically from each other (e.g. small intestine 257 milliseconds, brain 595 milliseconds). Liver cancer and healthy liver signals differ by 180% for example.

A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field (1.5 - 3.0 Tesla) air core superconducting magnet technology.

FONAR CORPORATION AND SUBSIDIARIES

Open MRIs manufactured by Fonar’s competitors, are recumbent-only machines based on Fonar’s original iron-frame vertical magnetic field magnet design. These systems have been manufactured and sold by many of our largest competitors over the years. They generally operate at low field strengths (0.2 - 0.35 Tesla). Their prevalence in the marketplace has led to the perception in the medical community that Open MRIs are useful only for anxious and claustrophobic patients, that the Open MRI’s image quality is poor, and that the scan times are long. Recently our competitors have introduced higher field strength Open MRI products (0.5 – 1.2 Tesla). Significantly better imaging performance (especially at 1.2 T) compared to the low field strength systems, is beginning to change that perception. However, Fonar continues to maintain its competitive advantage at 0.6 Tesla due to our front-open non-claustrophobic configuration in which there is nothing in front of the patient’s face, and our unique ability to scan patients in weight-bearing positions. It is also noteworthy that our horizontal transaxial magnetic field allows the Upright MRI, in contrast to the recumbent-only Open MRIs, to use the same flat planar-style radiofrequency receiver coil as the high-field MRI systems to image the lumbar and thoracic spine.

The Upright MRI uses the same configuration RF receiver coil as a high-field MRI system to image the spine other Open MRIs cannot do this. (This is because of the rule in MRI that the axis of symmetry of the RF receiver coil should be perpendicular to the direction of the main magnetic field). The upright patient sits comfortably with his back against a flat (“planar”) RF receiver coil in our horizontal transaxial magnetic field. In contrast, the vertical magnetic field in the recumbent-only Open MRI precludes the use of this type of receiver coil.

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

FONAR CORPORATION AND SUBSIDIARIES

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

X-rays are the most common energy source used in imaging the body and are employed in three imaging modalities:

1.	Conventional X-ray systems, the oldest method of imaging, are typically used to image bones and teeth. The image resolution of adjacent structures that have high contrast, such as bone adjacent to soft tissue, is excellent, while the discrimination between soft tissue organs is poor because of the nearly equivalent penetration of x-rays.

2.	Computerized Tomography, also referred to as “CT”, systems couple computers to x-ray instruments to produce cross-sectional images of particular large organs or areas of the body. The CT scanner addresses the need for images, not available by conventional radiography, that display anatomic relationships spatially. However, CT images are generally limited to the transverse plane and cannot readily be obtained in the two other planes, sagittal and coronal. Improved picture resolution is available at the expense of increased exposure to x-rays from multiple projections. Furthermore, the pictures obtained by this method are computer reconstructions of a series of projections and, once diseased tissue has been detected, CT scanning cannot be focused for more detailed pictorial analysis or obtain a chemical analysis.

3.	Digital radiography systems add computer image processing capability to conventional x-ray systems. Digital radiography can be used in a number of diagnostic procedures which provide continuous imaging of a particular area with enhanced image quality and reduced patient exposure to radiation.

4.	Nuclear medicine systems, which are based upon the detection of gamma radiation generated by radioactive pharmaceuticals introduced into the body, are used to provide information concerning soft tissue and internal body organs and particularly to examine organ function over time.

FONAR CORPORATION AND SUBSIDIARIES

5.	Ultrasound systems emit, detect and process high frequency sound waves reflected from organ boundaries and tissue interfaces to generate images of soft tissue and internal body organs. Although the images are substantially less detailed than those obtainable with x-ray methods, ultrasound is generally considered harmless and therefore has found particular use in imaging the pregnant uterus.

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

Classes of Products

Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the FDA into one of three classes. A Class I device is subject only to general controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. Fonar’s products are Class II devices. Class II devices are subject to “General Controls”; General Controls include:

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

FONAR CORPORATION AND SUBSIDIARIES

Medical Device Reporting Regulation

Manufacturers must report all MDR reportable events to the FDA. Each manufacturer must review and evaluate all complaints to determine whether the complaint represents an event which is required to be reported to FDA. Section 820.3(b) of the Quality Systems regulation defines a complaint as, “any written, electronic or oral communication that alleges deficiencies related to the identity, quality, durability, reliability, safety, effectiveness, or performance of a device after it is released for distribution.”

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

These procedures also include documentation and record keeping requirements for:information that was evaluated to determine if an event was reportable;

all medical device reports and information submitted to the FDA;

any information that was evaluated during preparation of annual certification reports; and

systems that ensure access to information that facilitates timely follow up and inspection by

FDA.

FDA Enforcement

FDA may take the following actions to enforce the MDR regulation:

FONAR CORPORATION AND SUBSIDIARIES

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

Civil Money Penalties

The FDA, after an appropriate hearing, may impose civil money penalties for violations of the FD&C Act that relate to medical devices. In determining the amount of a civil penalty, FDA will take into account the nature, circumstances, extent, and gravity of the violations, the violator’s ability to pay, the effect on the violator’s ability to continue to do business, and any history of prior violations.

Warning Letters

FDA issues written communications to a firm, indicating that the firm may incur more severe sanctions if the violations described in the letter are not corrected. Warning letters are issued to cause prompt correction of violations that pose a hazard to health or that involve economic deception. The FDA generally issues the letters before pursuing more severe sanctions.

FONAR CORPORATION AND SUBSIDIARIES

Seizure

A seizure is a civil court action against a specific quantity of goods which enables the FDA to remove these goods from commercial channels. After seizure, no one may tamper with the goods except by permission of the court. The court usually gives the owner or claimant of the seized merchandise approximately 30 days to decide a course of action. If they take no action, the court will recommend disposal of the goods. If the owner decides to contest the government’s charges, the court will schedule the case for trial. A third option allows the owner of the goods to request permission of the court to bring the goods into compliance with the law. The owner of the goods is required to provide a bond or, security deposit, to assure that they will perform the orders of the court, and the owner must pay for FDA supervision of any activities by the company to bring the goods into compliance.

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

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Diagnostics Management, LLC (HDM) is owned by Health Management Corporation of America (70%) and investors (30%). Health Management Corporation of America is owned 100% by Fonar Corporation.

HDM operates under the assumed name “Health Management Company of America” (“HMCA”).

The combined business (HDM and Health Management Corporation of America) will be referred to as “HMCA” for all periods before and after July 1, 2015, unless otherwise indicated.

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

FONAR CORPORATION AND SUBSIDIARIES

As of June 30, 2021, HMCA managed a total of 39 MRI scanners of which twenty-five (25) scanners are located in New York and 14 scanners are located in Florida. For the 2021 fiscal year, the revenues HMCA recognized from the MRI facilities has increased to $80.9 million from $77.2 million in fiscal 2020. Five of the facilities in Florida are owned by HMCA subsidiaries, where the corporate practice of medicine is permitted.

We believe the utilization of FONAR Upright® MRI scanning systems, which are produced under the protection of our patents, accounts for the historically robust patient volume at the scanning facilities and, most recently, our steady recovery from the effects of the COVID-19 pandemic. During fiscal 2021, second MRI scanners were installed at our facilities in Islandia, New York and White Plains, New York and a new facility was installed in Pembroke Pines, Florida. The Company also acquired an existing facility in West Yonkers, NY in March 2021.

HMCA GROWTH STRATEGY

HMCA’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it either owns or manages for its clients, including new sites. In connection with improving the performance of the facilities, we have added high field MRI scanners, extremity scanners and x-ray machines to the Upright® MRI scanners at certain of the sites where such additional diagnostic imaging modalities are expected to produce the greatest return. In addition we plan to install three new facilities in fiscal 2022: one in New York and two in Florida.

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA’s services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, not by HMCA, but by the physician owner, or in the case of the four Florida sites owned by HMCA subsidiaries, by the medical director. All medical services are performed by physicians and other medical personnel under the physician-owner’s supervision. HMCA is the management company and performs services of a non-medical nature. These services include:

1. Offices and Equipment. HMCA identifies, negotiates leases for and/or provides office space and equipment to its clients. This includes technologically sophisticated medical equipment. HMCA also provides improvements to leaseholds, assistance in site selection and advice on improving, updating, expanding and adapting to new technology.

2. Personnel. HMCA staffs all the non-medical positions of its clients with its own employees, eliminating the client’s need to interview, train and manage non-medical employees. HMCA processes the necessary tax, insurance and other documentation relating to employees.

FONAR CORPORATION AND SUBSIDIARIES

3. Administrative. HMCA assists in the scheduling of patient appointments, purchasing of office and medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex applications to enable its clients to participate in managed care programs and to qualify for insurance reimbursement. HMCA assists the clients to implement programs and procedures to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and Workers’ Compensation guidelines, as well as compliance with other applicable governmental requirements and regulations, including HIPAA and other privacy requirements.

4. Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by No-Fault and Workers’ Compensation statutes. HMCA is presently using a third party to perform its billing and collection services for its clients’ No-Fault and Workers’ Compensation scanning business.

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

The exceptions to this general model of operation are five of the facilities located in Florida. These Florida facilities are owned by limited liability companies which, as our subsidiaries, conduct their operations directly and bill and collect their fees from the patients and third party payors.

The facilities enter into contracts with third party payors, including managed care companies. None of HMCA’s clients, however, participate in any capitated plans or other risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient.

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2020, the aggregate amount of management fees was $4,530,422 per month. In fiscal 2021, the aggregate amount of management fees was $4,897,720 per month.

FONAR CORPORATION AND SUBSIDIARIES

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three HMCA-managed MRI facilities in Florida. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2021, the aggregate monthly amount of management fees payable to HMCA by these sites was $931,561 as compared to $897,745 in fiscal 2020.

The Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debts were $23,307,389 in fiscal 2021 as compared to $22,495,260 in fiscal 2020.

HMCA contracts with an outside billing company (located in Melville, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $85,000 for HMCA in fiscal 2020 and part of fiscal 2021. This contract was terminated as of January 1, 2021. The Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884.

HMCA MARKETING

HMCA’s marketing strategy is to expand the business and improve the facilities which it manages. HMCA is seeking to increase the number of locations of those facilities where market conditions are promising and to promote growth of our clients’ and Florida subsidiaries’ patient volume and revenue.

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

FONAR CORPORATION AND SUBSIDIARIES

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

CMS’ 2010 regulatory changes to the MPFS included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2021, Medicare revenues represented approximately 3.4% of the revenues for HMCA’s clients and subsidiaries as compared to 3.8% for the fiscal year ended June 30, 2020.

FONAR CORPORATION AND SUBSIDIARIES

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2021, approximately 0.09% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.07% in fiscal 2020. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

Managed Care and Private Insurance.

Health Maintenance Organizations, or HMO’s, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules in many cases can be at or below Medicare reimbursement levels. Some managed care organizations have reduced or otherwise limited, and other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions could have an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions previously proposed.

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

When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim and the government’s attorneys’ fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly, though simple negligence will not give rise to liability under the False Claims Act. Examples of the other actions which may lead to liability under the False Claims Act are set forth below:

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

Stark Law

Under the federal Self-Referral Law, also referred to as the “Stark Law”, which is applicable to Medicare and Medicaid patients, and the self-referral laws of various States, certain health practitioners, including physicians, chiropractors and podiatrists, are prohibited from referring their patients for the provision of designated health services, including diagnostic imaging and physical therapy services, to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statutes or regulations. The federal government has taken the position that a violation of the federal Stark Law is also a violation of the Federal False Claims Act. Statutory exceptions under the Stark Law include, among others, direct physician services, in-office ancillary services rendered within a group practice, space and equipment rental and services rendered to enrollees of certain prepaid health plans. Some of these exceptions are also available under the State self-referral laws. HMCA believes that it and its clients are in compliance with these laws.

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

FONAR CORPORATION AND SUBSIDIARIES

In fiscal 2021, approximately 3.4% of the revenues of HMCA’s clients were attributable to Medicare and 0.09% were attributable to Medicaid. In fiscal 2020, approximately 3.8% of the revenues of HMCA’s clients were attributable to Medicare and 0.07% were attributable to Medicaid.

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

Health Insurance Portability and Accountability Act

Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information. HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-governmental healthcare benefit programs by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine or imprisonment, or potentially both. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, many states have enacted comparable privacy and security statues or regulations that, in some cases, are most stringent than HIPAA requirements. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to sanctions.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of PPACA. The implementation of this law has had a significant impact on the healthcare industry. Most of the provisions of PPACA are being phased in over time and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical “homes,” care collaboration and shared financial risk in a way that will accelerate industry adoption and change. We are unable to predict the full impact of PPACA at this time primarily due to the previous administration’s efforts to repeal and replace the PPACA, or to utilize executive action to modify the Act’s provisions where possible.

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

Various States prohibit business corporations from practicing medicine. Various States, including New York, also prohibit the sharing of professional fees or fee splitting. Consequently, in New York HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. Under Florida law a business entity can bill patients and third party payors directly if that entity is properly licensed through AHCA. All of the eight facilities in Florida are licensed healthcare clinics through AHCA.

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers’ compensation programs. For the fiscal year ended June 30, 2021 approximately 55.5% of our clients’ receipts were from patients covered by no-fault insurance and approximately 9.4% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2020, approximately 56.7.% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 9.11% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

FONAR CORPORATION AND SUBSIDIARIES

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

EMPLOYEES

Fonar and HMCA had approximately 495 employees as of September 24, 2021. This total number included employees engaged in production, customer support, research and development, information technology, employees engaged in marketing and sales, billing and collection, legal and compliance matters, as well as transcriptionists, Florida technologists, field service technicians and individuals in various administrative positions. A significant number of employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

ITEM 1A. RISK FACTORS

An investment in our securities is subject to various risks, the most significant of which are summarized below.

1.	Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. We are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, we have been able to counter the impact of these reductions by increasing our volume of scans notwithstanding the Covid-19 pandemic, and reducing our operating expenses, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

FONAR CORPORATION AND SUBSIDIARIES

2.	Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, prospective customers would demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

3.	Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although Fonar is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a Fonar scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

4.	Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the services we perform. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would reduce our net revenue and operating margins.

5.	Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

6.	Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors.

 FONAR CORPORATION AND SUBSIDIARIES

7.	Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

8.	Possible changes in Florida Insurance Law. In early 2019, two senate bills and one house bill in Florida were introduced, all of them calling for the repeal of PIP and replacing PIP with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. Another Florida senate bill was introduced that would preserve PIP but dramatically cut reimbursement rates. None of the proposed bills made it onto the 2019 legislative agenda. During Fonar’s fiscal 2021, the Florida house and senate reached an agreement and passed similar legislation. It was, however, vetoed by the Governor. We cannot predict whether such efforts by the Florida legislature will continue or be successful. Currently, drivers and passengers get car damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries which covers them if they are at fault. While PIP is required, coverage for bodily injury is not.

Over the past several years there have been various bills introduced by a number of Florida legislators to eliminate PIP and instead mandate coverage including some combination of a minimum of bodily injury and a reduced or no amount of medical payments (Medpay coverage). Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times. To date proponents of these changes have been unsuccessful.

FONAR CORPORATION AND SUBSIDIARIES

9.	Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

10.	COVID-19. Although we believe we have taken the proper steps and made a good recovery from the impact of the first wave of the COVID-19 virus, new strains of the disease have developed and future variants may continue to develop. The course and severity of the virus in the following months, and the ultimate economic and medical impact it will have worldwide and at home, have so far eluded more than minimal predictability.

11.	Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our liquidity, financial condition, revenues, profitability and business operations generally.

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

FONAR CORPORATION AND SUBSIDIARIES

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as “NASDAQ”, under the symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

Fiscal Quarter		High	Low
January - March	2017	$20.85	$17.30
April - June	2017	$29.40	$17.20
July - September	2017	$31.90	$25.31
October - December	2017	$33.75	$21.10
January - March	2018	$29.95	$22.15
April - June	2018	$30.10	$25.31
July - September	2018	$28.80	$23.70
October - December	2018	$25.77	$19.63
January - March	2019	$23.85	$20.01
March - June	2019	$23.00	$18.85
July - September	2019	$25.25	$20.44
October - December	2019	$20.94	$19.07
January - March	2020	$20.24	$11.00
April - June	2020	$25.99	$13.85
July - September	2020	$26.49	$20.31
October- December	2020	$22.49	$16.74
January- March	2021	$20.40	$17.31
April- June	2021	$19.18	$16.58
July- September 24	2021	$18.04	$16.51

Performance Graph

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 30, 2017 and ending on June 30, 2021 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”); and (b) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”) during such period, assuming a $100 investment on June 30, 2017. The stock price performance on the graph below is not necessarily indicative of future price performance.

FONAR CORPORATION AND SUBSIDIARIES

Relative Dollar Values

	June 30, 2017	June 29, 2018	June 28, 2019	June 30, 2020	June 30, 2021
Fonar Common Stock	$100.00	$95.68	$77.52	$77.02	$61.63
NASDAQ	$100.00	$122.31	130.39	$168.82	$243.43
NAS-Hea	$100.00	$110.82	$113.60	$140.03	$175.00

FONAR CORPORATION AND SUBSIDIARIES

On September 30, 2021, we had approximately 993 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,155 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2021. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

FONAR CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS	2021	2020	2019	2018	2017
Revenues	$89,929,765	$85,690,462	$87,192,887	$81,515,994	$78,036,586
Cost of revenues	$46,456,127	$43,296,825	$43,984,593	$41,950,770	$38,052,425
Research and Development Expenses	$1,635,979	$2,025,376	$1,812,347	$1,755,747	$1,480,670
Net Income(Loss)	$13,673,811	$11,704,733	$20,513,674	$25,452,185	$23,678,798
Basic Net Income (Loss)per common share	$1.47	$1.20	$2.26	$3.16	$2.98
Diluted Net Income (Loss) per common share	$1.45	$1.18	$2.22	$3.10	$2.92
Basic Weighted average number of shares outstanding	6,505,283	6,443,713	6,354,103	6,287,510	6,161,599
Diluted Weighted average number of shares outstanding	6,632,787	6,571,217	6,481,607	6,415,014	6,289,103
BALANCE SHEET DATA
Working capital	$88,534,063	$77,226,104	$70,998,783	$52,497,840	$39,177,703
Total Assets	$189,506,195	$180,259,380	$133,560,210	$118,310,945	$98,762,566
Long-term debt and obligations under capital leases	$1,808,685	$2,116,587	$273,112	$306,035	$336,761
Stockholder’s equity	$135,370,125	$126,242,616	$118,112,103	$102,234,471	$82,909,953

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION.

Fonar was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. HMCA, a subsidiary of Fonar, provides management services to diagnostic imaging facilities.

Fonar’s principal MRI product is its Upright® MRI (also called Stand-Up® MRI) scanner. The Upright® MRI allows patients to be scanned for the first time under weight-bearing conditions. The Stand-Up® MRI is the only MRI capable of producing images in the weight-bearing state.

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

The most significant adverse impact on on our Company in fiscal 2020 has been the COVID-19 pandemic. Although it had seemed the worst had passed, events have shown a spike in new cases due primarily to the new Delta strain in the viruses. This is by no means a problem confined to our Company, but regardless of our best efforts, our results of operation and financial condition are potentially volatible and severe.

Since March, 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international economies which have adversely affected our profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and while we are not back to pre-COVID-19 levels, the scan volume has risen. During the fourth quarter of Fiscal 2020, the Company was able to enact certain measures to allow the Company to survive during the global pandemic and to prevent further losses or additional decreases in scan volume. The Company immediately enacted wide scale furloughs, deferment of up to 50% of management salaries, halted variable compensation plans. Rent deferrals were negotiated with nearly all landlords. Reductions of the salaries of non-controlling interest group members, who were actively involved in the management of the Company, accounted for most of the payroll savings. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP) and Medicare advances/stimulus payments. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward. One of the concerns we have are the increased strictness in enforcement of COVID-19 mandates, such as the requirement that employees in healthcare facilities be vaccinated or frequently test. We are in fact facing some of these challenges now. So far we have been able to navigate through these requirements and avoid any significant disruption to our business.

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

At June 30, 2020, the net deferred tax asset was valued at $18,809,757. At June 30, 2021, the net deferred tax asset was valued at $15,958,961.

We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated.

FONAR CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS. FISCAL 2021 COMPARED TO FISCAL 2020

In fiscal 2021, we recognized net income of $13.7 million on revenues of $89.9 million, as compared to net income of $11.7 million on revenues of $85.7 million for fiscal 2020. This represents an increase in revenues of 4.9%. Patient fee revenue net of contractual allowances increased by 3.6%. Total costs and expenses increased by 1.1%. Our consolidated operating results increased by $3.4 million to an operating income of $17.1 million for fiscal 2021 as compared to operating income of $13.7 million for fiscal 2020.

FONAR CORPORATION AND SUBSIDIARIES

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2021 Compared to Fiscal 2020

Revenues attributable to our medical equipment segment increased by 6.8% to $9.0 million in fiscal 2021 from $8.5 million in fiscal 2020, with product sales revenues increasing by 332.9% from $298,000 in fiscal 2020 to $1.3 million in fiscal 2021. Service revenue decreased from $8.2 million in fiscal 2020 to $7.7 million in fiscal 2021.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties increased by 332.9% in fiscal 2021 from $298,000 in fiscal 2020 to $1.3 million in fiscal 2021. There were no product sales to related parties in fiscal 2021 or 2020.

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

The operating loss for the medical equipment segment decreased from an operating loss of $6.4 million in fiscal 2020 to an operating loss of $3.4 million in fiscal 2021. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues. The increase in costs was primarily due to the increase in business activity which resulted in our increased revenues.

We recognized revenues of $733,000 from the sale of our Upright® MRI scanners in fiscal 2021, while in fiscal 2020, we recognized revenues of $96,000 from the sale of Upright® MRI scanners.

Research and development expenses decreased to $1.6 million in fiscal 2021 from $2.0 million in fiscal 2020. Our expenses for fiscal 2021 represented continued research and development of various upgrades for the Upright® MRI scanner. The reason for the decrease in research and development was due mainly to supply chain related delays due to the COVID-19 pandemic.

FONAR CORPORATION AND SUBSIDIARIES

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2021 Compared to Fiscal 2020

Revenues attributable to the Company’s physician and diagnostic services management segment, HMCA, increased to $80.9 million in fiscal 2021 as compared to $77.2 million in fiscal 2020. The increase in revenues was due to $812,000 of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by five of the facilities in Florida. Also management and other fees increased by $2.9 million due to two additional scanners being installed in existing facilities.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $39.8 million or 51.5% of related revenues for the year ended June 30, 2020 to $42.6 million, or 52.7% of related revenues for the year ended June 30, 2021. The revenues increased more than the costs relating to these revenues.

Operating results of this segment increased from operating income of $20.1 million in fiscal 2020 to operating income of $20.5 million in fiscal 2021. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

For the fiscal years ended June 30, 2021 and June 30, 2020 12.2% and 11.9%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the Chairman of the Board and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

Discussion of Certain Consolidated Results of Operations

Fiscal 2021 Compared to Fiscal 2020

Interest and investment income decreased in 2021 compared to 2020. We recognized interest income of $311,931 in 2021 as compared to $502,145 in fiscal 2020, representing a decrease of 37.8%.

Interest expense of $248,665 was recognized in fiscal 2021, as compared to interest expense of $74,321 in fiscal 2020. The increase in interest expense is attributable to an assessment of additional taxes and interest in connection with a state income tax audit.

The 30% noncontrolling interest allocations of $3,466,000 and $3,465,000 for fiscal 2021 and fiscal 2020 respectively, have been calculated by Income from operations, and adding depreciation and amortization net of miscellaneous losses and other income from the Physician and Diagnostic Service Management segment (See Note 17).

FONAR CORPORATION AND SUBSIDIARIES

While revenue increased by 4.9% selling, general and administrative expenses decreased by 7.4% to $24.7 million in fiscal 2021 from $26.7 million in fiscal 2020. This increase was almost exclusively due to reserves placed on service contracts and management fees and other receivables resulting from the COVID-19 pandemic. It is too early to know how much of these reserves will be recovered. Also Fonar resolved certain sales tax liabilities during the year and was able to reverse accrued interest and penalties of $602,000 which was recorded under selling, general and administrative expenses.

The compensatory element of stock issuances increased from $0 in fiscal 2020 to $83,277 in fiscal 2021.

Revenue from service and repair fees decreased from $8.2 million in fiscal 2020 to $7.7 million in fiscal 2021.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2021 we continued our investment in the development of various upgrades for the UPRIGHT® MRI, with an investment of $1,635,979 in research and development, none of which was capitalized, as compared to $2,025,376, none of which was capitalized, in fiscal 2020. The research and development expenditures were approximately 18.1% of revenues attributable to our medical equipment segment and 1.8% of total revenues in 2021, and 23.9% of medical equipment segment revenues and 2.4% of total revenues in fiscal 2020. This represented a 19.2% decrease in research and development expenditures in fiscal 2021 as compared to fiscal 2020.

For the physician and diagnostic services management segment, HMCA, revenues increased to $80.9 million in fiscal 2021 as compared to $77.2 million in fiscal 2020. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2021 the Company recorded an income tax expense of $4.0 million compared with an income tax expense of $2.4 million for 2020. The income tax benefits are attributable to the expected tax benefits associated with the projected realization and utilization of our net operating losses in future periods. The Company has recorded a deferred tax asset of $16.0 million as of June 30, 2021, primarily relating to the tax benefits from the net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income. Although the Company is expecting to generate taxable income in future periods, they cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, and the severity and the duration of the COVID-19 virus, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed.

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

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. The ultimate impact of the PPACA is uncertain but to date has reduced our revenues from what they otherwise would have been.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents increased by 20.8% from $36.8 million at June 30, 2020 to $44.5 million at June 30, 2021.

Cash provided by operating activities for fiscal 2021 approximated $19.1 million. Cash provided by operating activities was attributable to the net income of $13.7 million, depreciation and amortization of $4.1 million, deferred income tax expense benefit of $2.9 million which was offset by the increase in accounts, and medical and management fee receivables of $12.1 million.

FONAR CORPORATION AND SUBSIDIARIES

Cash used in investing activities for fiscal 2021 approximated $4.8 million. The cash used in investing activities was attributable to purchases of property and equipment of $3.5 million, the purchase of an imaging center for $1.1 million and costs of patents of $164,000.

Cash used in financing activities for fiscal 2021 approximated $6.6 million. The principal uses of cash used in financing activities included the proceeds from loans and capital lease obligations of $63,000, and repayment of borrowings and capital lease obligations of $103,000, and distributions to non-controlling interests of $6.6 million.

Total liabilities increased slightly by 0.2% during fiscal 2021, from approximately $54.0 million at June 30, 2020 to approximately $54.1 million at June 30, 2021.

As at June 30, 2021, our obligations included approximately $877,000 in various state sales taxes, inclusive of penalties and interest. The Company is in the process of negotiating settlements of these obligations.

At June 30, 2021, we had working capital of approximately $88.5 million as compared to working capital of $77.2 million at June 30, 2020, and stockholders’ equity of $135.4 million at June 30, 2021 as compared to stockholders’ equity of $126.2 million at June 30, 2020. For the year ended June 30, 2021, we realized a net income of $13.7 million.

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. As of June 30, 2021, HMCA manages a total of 39 MRI scanners of which 25 MRI scanners are located in New York and 14 are located in Florida. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $8.2 million for the year ended June 30, 2020 and $7.7 million for the year ended June 30, 2021.

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

Capital expenditures for fiscal 2021 approximated $3.7 million. Capitalized patent costs were approximately $164,000. Purchases of property and equipment were approximately $3.5 million.

In July, 2020, we completed the installation of a new MRI facility in Pembroke Pine, Florida.

In March 2021, we acquired a facility by purchase of all of its assets in Yonkers, NY. HMCA will provide the use of the facility and provide non-medical services to Comprehensive MRI of New York, P.C., a medical practice for which we provide equipment, supplies and non-medical services at other facilities as well.

Fonar is committed to making capital expenditures in the 2021 fiscal year, for placing three additional scanners at facilities located in Florida and New York. One of the facilities in Florida will be a new stand-alone facility and another will be the addition of an additional machine in Florida. The location in New York will also be a new stand-alone facility. The current estimated costs of these capital expenditures is approximately $3.0 million.

The Company believes that its business plan has been responsible for the past five consecutive fiscal years of profitability (fiscal 2021, fiscal 2020, fiscal 2019, fiscal 2018 and fiscal 2017) and that its capital resources will be adequate to support operations at current levels through September 30, 2022.

On April 20, 2020, we entered into a $4,917,325 loan agreement with the Paycheck Protection Program (“PPP”) under the CARES Act. Due to an abundance of caution, however, on May 1, 2020, we returned the full amount of the loan, since it became increasingly unclear whether or not a public company would be required to seek other sources of financing.

On June 30, 2020, the Company received loan proceeds in the amount of $700,764 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amount up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company applied for this additional loan exclusively for the Florida locations during June 2020 due to the fact that the COVID-19 virus was increasing in Florida. The loans and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24 week period. This loan was forgiven during August 2021.

FONAR CORPORATION AND SUBSIDIARIES

During August 2021 the Company renewed their revolving credit agreement. The terms include borrowing limits of up to $10,000,000 and the agreement was extended to August 2022. The interest rate on unpaid principal remains at 4% along with certain financial covenants still applicable.

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

FONAR CORPORATION AND SUBSIDIARIES

 ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	48

CONSOLIDATED BALANCE SHEETS	51
At June 30, 2021 and 2020

CONSOLIDATED STATEMENTS OF INCOME	54
For the Years Ended June 30, 2021 and 2020

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	56
For the Years Ended June 30, 2021 and 2020

CONSOLIDATED STATEMENTS OF CASH FLOWS	58
For the Years Ended June 30, 2021 and 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Patient Accounts Receivable Reserve – Refer to Note 3 to the financial statements

Critical Audit Matter Description

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Patient accounts receivable is recorded at net realizable value based on the estimated amounts the Company expects to receive from patients and third-party payers. Estimates of contractual allowances under managed care, commercial, and governmental insurance plans are based upon the payment terms specified in the related contractual agreements or as mandated under government payer programs. Management continually reviews the contractual allowance estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Receivables related to uninsured patients and uninsured copayment and deductible amounts for patients who have health insurance coverage may have discounts applied. The Company also records estimated implicit price concessions (based on historical experience) related to accounts to record the accounts receivable at the amount the Company expects to collect from patients and third-party payers.  This implied concession requires extensive judgment and subjective assumptions. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage, and other collection indicators. Auditing management’s estimate of the price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining the net realizable value of accounts receivable.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the net realizable value of patient accounts receivable included the following:

-        We obtained an understanding, evaluated the design, and tested the operating effectiveness of certain controls that address the risks of material misstatement relating to the measurement of service fee revenue and receivables.

-        We tested informational technology general controls around the Company’s billing system and associated database.

-        We evaluated management’s methodology and related assumptions, including cash collections, by comparing actual results to management’s historical estimates.

-        We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and non-cash adjustments.

-        We tested the contractual rates set forth by the third-party payers which are input into the Company’s billing system and then billed to patients and/or third-party payers.

-        We tested the mathematical accuracy of the estimates applied to period-end accounts receivable.

-        We evaluated the appropriateness of the industry, economic, and Company factors that were used in determining the net realizable value of patient accounts receivable.

Management Fee Accounts Receivable Reserve  – Refer to Note 3 to the financial statements.

Management fee accounts receivable is related to fees outstanding from the related and non-related professional corporations (“PCs”) under management agreements. Payment of the outstanding fees is dependent on the PCs ability to collect fees from third-party payers and patients because the management fees are collateralized by the PCs accounts receivable.  The Company records the management fee accounts receivables net of the estimated implicit price concessions based on the PCs likelihood to collect on the accounts.  Implicit price concessions on the PCs are estimated by management in the same manner the patient accounts receivable are analyzed. This implied concession requires extensive judgment and subjective assumptions. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage, and other collection indicators. Auditing management’s estimate of the price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining the net realizable value of accounts receivable.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the management fee accounts receivable reserve are consistent with the audit procedures associated with the patient fee accounts receivable reserve. In addition, we traced the management fees to the underlying agreements and the general ledger.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 1990, such date takes into account the merger of Tabb, Conigliaro, McGann, P.C. (“Tabb”) into another firm in approximately 2001 and the former partners of Tabb joining Marcum LLP in 2002.

New York, New York

October 12, 2021

/s/ Marcum llp

Marcum llp

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2021	2020
Current Assets:
Cash and cash equivalents	$44,460,411	$36,802,342
Short term investments	32,177	31,884
Accounts receivable – net of allowances for doubtful accounts of $442,270 and $514,561 at June 30, 2021 and 2020, respectively	4,525,435	4,312,999
Accounts receivable – related party	11,977	5,988
Medical receivables - net	17,900,489	16,171,782
Management and other fees receivable – net of allowances for doubtful accounts of $15,786,878 and $11,063,233 at June 30, 2021 and 2020, respectively	30,947,863	27,437,768
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $4,184,399 and $3,322,055 at June 30, 2021 and 2020, respectively	7,814,250	6,896,482
Contract assets	—	152,833
Inventories	1,663,419	1,648,770
Income tax receivable	—	671,185
Prepaid expenses and other current assets	1,227,463	1,757,499
Total Current Assets	108,583,484	95,889,532
Accounts receivable – long term	2,879,946	2,730,071
Deferred income tax asset	15,958,961	18,809,757
Property and equipment – net	21,850,139	21,364,034
Right-of-use-asset – operating leases	30,133,285	31,392,458
Right-of-use-asset – financing lease	1,126,990	1,325,870
Goodwill	4,269,277	3,985,397
Other intangible assets – net	4,037,599	4,109,129
Other assets	666,514	653,132
Total Assets	$189,506,195	$180,259,380

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2021	2020
Current Liabilities:
Current portion of long-term debt and capital leases	$173,206	$108,379
Accounts payable	1,866,035	1,965,259
Other current liabilities	9,162,118	8,185,098
Operating lease liability – current portion	3,533,656	3,370,149
Financing lease liability – current portion	202,741	74,699
Unearned revenue on service contracts	4,365,825	4,105,265
Customer deposits	731,101	854,579

Contract liabilities	14,739	—
Total Current Liabilities	20,049,421	18,663,428
Long-Term Liabilities:
Unearned revenue on service contracts	2,800,522	2,655,605
Deferred income tax liability	238,316	234,106
Due to related party medical practices	92,663	92,663
Operating lease liability – net of current portion	28,975,132	30,104,464
Financing lease liability – net of current portion	1,048,431	1,251,171
Long-term debt and capital leases, less current portion	760,254	865,416
Other liabilities	171,331	150,311
Total Long-Term Liabilities	34,086,649	35,353,736
Total Liabilities	54,136,070	54,017,164

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS’ EQUITY

	June 30,
	2021	2020
Stockholders’ Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2021 and 2020, 313,438 issued and outstanding at June 30, 2021 and 2020	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2021 and 2020, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2021 and 2020, 6,565,853 and 6,459,106 issued at June 30, 2021 and 2020, respectively; 6,554,210 and 6,447,463 outstanding at June 30, 2021 and 2020, respectively	657	647
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2021 and 2020, 146 issued and outstanding at June 30, 2021 and 2020	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2021 and 2020, 382,513 issued and outstanding at June 30, 2021 and 2020	38	38
Paid-in capital in excess of par value	185,100,976	183,076,888
Accumulated deficit	(46,007,663)	(56,215,251)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2021 and 2020	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	138,418,649	126,186,963
Noncontrolling interests	(3,048,524)	55,253
Total Stockholders’ Equity	135,370,125	126,242,216
Total Liabilities and Stockholders’ Equity	$189,506,195	$180,259,380

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2021	2020
Revenues
Patient fee revenue, net of contractual allowances and discounts	$23,307,389	$22,495,260
Product sales – net	1,288,483	297,613
Service and repair fees – net	7,638,608	8,055,490
Service and repair fees – related parties – net	110,000	110,000
Management and other fees – net	46,609,449	44,565,405
Management and other fees – related party medical practices – net	10,975,836	10,166,694
Total Revenues – Net	89,929,765	85,690,462
Costs and Expenses
Costs related to product sales	1,032,676	745,375
Costs related to service and repair fees	2,740,625	2,731,397
Costs related to service and repair fees – related parties	39,466	37,298
Costs related to patient fee revenue	10,917,635	10,880,265
Costs related to management and other fees	25,384,557	22,951,301
Costs related to management and other fees – related party medical practices	6,341,168	5,951,189
Research and development	1,635,979	2,025,376
Selling, general and administrative, inclusive of compensatory element of stock issuances of $83,277 and $0 for the years ended June 30, 2021 and 2020 respectively	24,740,044	26,717,345
Total Costs and Expenses	72,832,150	72,039,546
Income from Operations	17,097,615	13,650,916
Other Income and (Expenses):
Interest expense	(248,665)	(74,321)
Investment income	311,931	502,145
Other income	504,450	70,771
Income before provision for income taxes and noncontrolling interests	17,665,331	14,149,511
Provision for Income Taxes	(3,991,520)	(2,444,778)
Net Income	$13,673,811	$11,704,733
Net Income – Noncontrolling Interests	(3,466,223)	(3,464,528)
Net Income – Attributable to FONAR	$10,207,588	$8,240,205

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	2021	2020
Net Income Available to Common Stockholders	$9,592,134	$7,735,650
Net Income Available to Class A Non-Voting Preferred Stockholders	$458,710	$376,055
Net Income Available to Class C Common Stockholders	$156,744	$128,500
Basic Net Income Per Common Share Available to Common Stockholders	$1.47	$1.20
Diluted Net Income Per Common Share Available to Common Stockholders	$1.45	$1.18
Basic and Diluted Income Per Share – Class C Common	$0.41	$0.34
Weighted Average Basic Shares Outstanding – Common Stockholders	6,505,283	6,443,713
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,632,787	6,571,217
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance, July 1, 2019	$31	6,357,482	$638	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	89,981	9	—
Payments on notes receivable from employee stockholders	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2020	$31	6,447,463	$647	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	106,747	10	—
Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2021	$31	6,554,210	$657	$38

	Paid-in Capital in Excess of Par Value	Accumulated Deficit
Balance, July 1, 2019	$181,086,517	$(64,455,456)
Net income	—	8,240,205
Stock issued to employees under stock bonus plans	1,990,371	—
Distributions to noncontrolling interests	—	—

Balance, June 30, 2020	$183,076,888	$(56,215,251)
Net income	—	10,207,588
Stock issued to employees under stock bonus plans	2,024,088	—
Distributions to noncontrolling interests	—	—
Balance, June 30, 2021	$185,100,976	$(46,007,663)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Treasury Stock	Noncontrolling Interests	Total
Balance, July 1, 2019	$(675,390)	$2,155,725	$118,112,103
Net income	—	3,464,528	11,704,733
Stock issued to employees under stock bonus plans	—	—	1,990,380
Distributions to noncontrolling interests	—	(5,565,000)	(5,565,000)
Balance, June 30, 2020	$(675,390)	$55,253	$126,242,216
Net income	—	3,466,223	13,673,811
Stock issued to employees under stock bonus plans	—	—	2,024,098
Distributions to noncontrolling interests	—	(6,570,000)	(6,570,000)
Balance, June 30, 2021	$(675,390)	$(3,048,524)	$135,370,125

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,673,811	$11,704,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,081,687	3,908,648
Provision for bad debts	5,585,989	5,695,420
Deferred income tax - net	2,855,006	2,118,829
Income tax receivable	671,185	528,815
Amortization on right-of-use assets	1,458,053	1,005,560
Compensatory element of stock issuances	83,277	—
Stock issued for costs and expenses	1,940,821	1,990,380
Abandoned patents	534	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(12,110,859)	(10,797,456)
Notes receivable	46,944	28,889
Contract assets	152,833	372,277
Inventories	(14,649)	149,396
Prepaid expenses and other current assets	526,425	(133,287)
Other assets	(18,087)	(161,350)
Increase (decrease) in operating liabilities, net:
Accounts payable	(99,224)	104,032
Other current liabilities	1,382,497	3,556,437
Customer advances	(123,478)	55,928
Operating lease liabilities	(965,825)	159,657
Financing lease liabilities	(74,698)	—
Contract liabilities	14,739	—
Other liabilities	21,020	115,855
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,088,001	20,402,763
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,533,091)	(7,522,997)
Proceeds of Short term investment	(293)	15,062,932
Purchase of imaging center	(1,122,508)	—
Cost of patents	(163,705)	(117,522)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,819,597)	7,422,413
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(103,335)	(4,957,936)
Proceeds from debt	63,000	5,618,089
Distributions to noncontrolling interests	(6,570,000)	(5,565,000)
NET CASH USED IN FINANCING ACTIVITIES	(6,610,335)	(4,904,847)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,658,069	22,920,329
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	36,802,342	13,882,013
CASH AND CASH EQUIVALENTS – END OF YEAR	$44,460,411	$36,802,342

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES

Description of Business

FONAR Corporation (the “Company” or “FONAR”) is a Delaware corporation, which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment, which uses principles of Magnetic Resonance Imaging (“MRI”) for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from our installed-base of customers through our service and upgrade programs.

FONAR, through its wholly-owned subsidiary Health Management Corporation of America (“HMCA”) provides comprehensive management services to diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

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

During March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and the Company has been steadily recovering to pre-COVID-19 levels. At the end of fiscal year ending June 30, 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company also received some government stimulus funds from the Paycheck Protection Program (‘PPP’) program and Medicare advances/stimulus payments. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19 and the new variants, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to receivable allowances, intangible assets, income taxes and related tax asset valuation allowances, useful lives of property and equipment, contingencies, revenue recognition and the assessment of litigation. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company’s operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

Inventories

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost, determined on the first-in, first-out method, or market.

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $2,051,000 and $1,870,000 for the years ended June 30, 2021 and 2020 respectively. The estimated useful lives in years are generally as follows:

Estimated Useful Life in Years for Property and Equipment
Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	3–10
Building	28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

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

JUNE 30, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue on sales contracts for scanners, included in “product sales” in the accompanying consolidated statements of operations, is recognized under the percentage-of-completion method in accordance with FASB ASC 606, “Revenue Recognition – Construction-Type and Production-Type Contracts”. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately three to six months.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

Revenue from product sales (upgrades and supplies) is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the “PCs”). As of June 30, 2021, the Company has twenty two 22 management agreements of which three 3 are with PC’s owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR (“the Related medical practices”) and nineteen 19 are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $77,000 to $522,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company records a provision for bad debts for estimated uncollectible fees, which is reflected in other operating expenses on the Statement of Operations. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2021 and 2020 are summarized in the following table.

Patient Fee Revenue - Net
	For the Years Ended June 30
	2021	2020
Commercial Insurance/ Managed Care	$4,100,440	$4,545,987
Medicare/Medicaid	968,055	1,038,288
Workers’ Compensation/Personal Injury	15,011,111	16,028,737
Other	3,227,783	882,248
Net Patient Fee Revenue	$23,307,389	$22,495,260

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $633,000 and $566,000 and for the years ended June 30, 2021 and 2020, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $8,215 and $12,056 for the years ended June 30, 2021 and 2020 respectively.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2021 and 2020.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2021 and 2020, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

Earnings Per Share
	June 30, 2021
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$10,207,588	$9,592,134	$156,744
Denominator:
Weighted average shares outstanding	6,505,283	6,505,283	382,513
Basic income per common share	$1.57	$1.47	$0.41
Diluted
Denominator:
Weighted average shares outstanding		6,505,283	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,632,787	382,513
Diluted income per common share		$1.45	$0.41

	June 30, 2020
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$8,240,205	$7,735,650	$128,500
Denominator:
Weighted average shares outstanding	6,443,713	6,443,713	382,513
Basic income per common share	$1.28	$1.20	$0.34
Diluted
Denominator:
Weighted average shares outstanding		6,443,713	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,571,217	382,513
Diluted income per common share		$1.18	$0.34

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Short Term Investments

Short term investments include certificates of deposit with original maturities of greater than 90 days.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2021, the Company had cash on deposit of approximately $42,609,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 12% and 12% of the consolidated net revenues for the years ended June 30, 2021 and 2020, respectively. Net management fee receivables from the related party medical practices accounted for approximately 13% and 13% of the consolidated accounts receivable for the years ended June 30, 2021 and 2020, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2021 and 2020, as required by ASC topic 820, “Disclosures about Fair Value of Financial Instruments”. Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

JUNE 30, 2021 and 2020

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

All of the Company’s financial instruments are held for purposes other than trading.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other areas of the standard. ASU 2019-12 was effective beginning in the first quarter of 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of this update did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted the Standard on July 1, 2020 and the impact of adopting this guidance had no material impact on our Consolidated Financial Statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2021 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2021 or 2020, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

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

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years at June 30, 2021 is as follows:

Receivables - Non Current - net
2023	$1,020,140
2024	1,020,140
2025	599,545
2026	160,697
Total	$2,800,522

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

JUNE 30, 2021 and 2020

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 65% and 66%, respectively, of the PCs’ 2021 and 2020 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management’s expectations.

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 12% and 12%, of the consolidated net revenues for the years ended June 30, 2021 and 2020, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2021 and 2020.

Total Facilities
	For the Year Ended June 30,
	2021	2020
Total Facilities Owned or Managed (at Beginning of Year)	25	26
Facilities Added by:
Acquisition	1	—
Internal development	1	—
Managed Facilities Closed	—	(1)
Total Facilities Owned or Managed (at End of Year)	27	25

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

Information relating to uncompleted contracts as of June 30, 2021 and 2020 about contract assets and contract (liabilities) is as follows:

`Costs and Estimated Earnings on Uncompleted Contracts
	As of June 30,
	2021	2020
Costs incurred on uncompleted contracts	$294,783	$448,437
Estimated earnings	567,978	309,248
Costs and estimated earnings on uncompleted contracts	862,761	757,685
Less: Billings to date	877,500	604,852
Costs and estimated earnings in excess of billings on uncompleted contracts	$(14,739)	$152,833

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

Inventories
	As of June 30,
	2021	2020
Purchased parts, components and supplies	$1,393,329	$1,544,036
Work-in-process	270,090	104,734
Inventories	$1,663,419	$1,648,770

 NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2021 and 2020, is comprised of:

Property and Equipment
	As of June 30,
	2021	2020
Diagnostic equipment	$29,826,829	$28,434,063
Research, development and demonstration equipment	6,029,551	5,901,961
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,450,664	3,291,666
Leasehold improvements	12,961,887	10,736,825
Building	939,614	939,614
	55,277,600	51,373,184
Less: Accumulated depreciation and amortization	33,427,461	30,009,150
	$21,850,139	$21,364,034

Depreciation and amortization of property and equipment for the years ended June 30, 2021 and 2020 was $3,696,986 and $3,144,580, respectively.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 7 – OPERATING & FINANCING LEASES

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

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 10 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company. A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of June 30, 2021 is as follows:

Reconciliation of operating and financing lease payments
Year Ending June 30,	Operating Lease Payments	Financing Lease Payments
2022	$5,077,656	$244,343
2023	5,172,157	244,343
2024	4,837,900	244,343
2025	4,725,550	244,343
2026	4,285,124	244,343
Thereafter	16,950,126	162,898
Present value discount	(8,539,725)	(133,441)
Total lease liability	$32,508,788	$1,251,172

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 7 – OPERATING & FINANCING LEASES (Continued)

Weighted Average Remaining Lease Term

Operating leases - years	9.4
Finance lease - years	5.6
Weighted Average Discount Rate
Operating leases	5.5%
Finance lease	3.6%

The components of lease expense were as follows:

Components of lease expense
	For Year Ended
	June 30, 2021	June 30, 2020
Operating lease cost	$6,145,701	$5,135,604
Finance lease cost:
Depreciation of leased equipment	$198,881	$—
Interest on lease liabilities	47,472	—
Total finance lease cost	$246,353	$—

Supplemental cash flow information related to leases was as follows:

Supplemental cash flow information related to leases
	For year ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2021	June 30, 2020
Operating cash flows from operating leases	$4,970,934		$4,170,977
Financing cash flows from financing leases	$130,038	$
Right-of-use & equipment assets obtained in exchange for lease obligations:
Operating leases(1)	$1,531,889		$34,786,611
Financing leases	$—		$1,325,871

(1)	Amounts for the year ended June 30, 2020 include the transition adjustment for the adoption of topic 842 of $31,651,110.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 8 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2021 and 2020 are comprised of:

Other Intagible Assets - Net
	As of June 30,
	2021	2020
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	5,244,892	5,081,721
Non-competition agreements	4,150,000	4,100,000
Customer relationships	3,900,000	3,800,000
	20,299,739	19,986,568
Less: Accumulated amortization	16,262,140	15,877,439
	$4,037,599	$4,109,129

The estimated amortization of other intangible assets for the five years ending June 30, 2026 and thereafter is as follows:

Schedule Of Other Intangible Assets
For the Years Ending June 30,	Total	Patents and Copyrights	Non- competition	Customer Relationships
2022	$423,209	$185,709	$37,500	$200,000
2023	389,168	189,168	—	200,000
2024	388,867	188,867	—	200,000
2025	383,912	183,912	—	200,000
2026	373,220	173,220	—	200,000
Thereafter	2,079,223	765,056	—	1,314,167
Other intangible assets - net	$4,037,599	$1,685,932	$37,500	$2,314,167

The weighted average amortization period for other intangible assets is 11.4 years and they have no expected residual value.

Information related to the above intangible assets for the years ended June 30, 2021 and 2020 is as follows:

Other Intangible Assets
	As of June 30,
	2021	2020
Balance – Beginning of Year	$4,109,129	$4,755,675
Amounts capitalized	313,705	117,522
Software or patents written off	(534)	—
Amortization	(384,701)	(764,068)
Balance – End of Year	$4,037,599	$4,109,129

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 8 - OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents and copyrights for the years ended June 30, 2021 and 2020 amounted to $179,701 and $183,592, respectively.

Capitalized software development costs were fully amortized as of June 30, 2018.

Amortization of non-competition agreements for the years ended June 30, 2021 and 2020 amounted to $12,500 and $390,476, respectively.

Amortization of customer relationships for the years ended June 30, 2021 and 2020 amounted to $192,500 and $190,000, respectively.

NOTE 9 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2021 and 2020.

Class C Common Stock

On April 3, 1995, the stockholders ratified a proposal creating a new Class C common stock and authorized the exchange offering of three shares of Class C common stock for each share of the Company’s outstanding Class B common stock. The Class C common stock has 25 votes per share, as compared to 10 votes per share for the Class B common stock and one vote per share for the common stock. The Class C common stock was offered on a three-for-one basis to the holders of the Class B common stock. Although having greater voting power, each share of Class C common stock has only one-third of the rights of a share of Class B common stock to dividends and distributions. Class C common stock is convertible into shares of common stock on a three-for-one basis.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 9 - CAPITAL STOCK (Continued)

Class A Non-Voting Preferred Stock

On April 3, 1995, the stockholders ratified a proposal consisting of the creation of a new class of Class A non-voting preferred stock with special dividend rights and the declaration of a stock dividend on the Company’s common stock consisting of one share of Class A non-voting preferred stock for every five shares of common stock. The stock dividend was payable to holders of common stock on October 20, 1995. Class A non-voting preferred stock issued pursuant to such stock dividend approximates 313,000 shares.

The Class A non-voting preferred stock is entitled to a special dividend equal to 3-1/4% of first $10 million, 4-1/2% of next $20 million and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company’s patents in its patent lawsuits, less the revised special dividend payable on the common stock with respect to one of the Company’s patents.

The Class A non-voting preferred stock participates on an equal per share basis with the common stock in any dividends declared and ranks equally with the common stock on distribution rights, liquidation rights and other rights and preferences (other than the voting rights).

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2021, 450,177 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2021 and 2020, 106,747 and 89,981 shares were issued respectively, of which $83,277 and $0 were expensed and included in selling, general and administrative expenses for the years ended June 30, 2021 and 2020, respectively.

Options

The Company had stock option plans, which provide for the awarding of incentive and non-qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company’s common stock at the date of grant. The options must be exercised within ten years from the date of grant.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 10 – CONTROLLING AND NONCONTROLLING INTERESTS

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

Amount of each class of HDM members’ equity as of June 30, 2021 and 2020

Class A And B Members' Equity (HDM Acquisition)
	June 30, 2021		June 30, 2020
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$55,253	$39,850,419	$2,155,725	$36,543,786
Share of Net Income	3,466,223	17,402,961	3,464,528	16,291,633
Distributions	(6,570,000)	(15,330,000)	(5,565,000)	(12,985,000)
Ending Members’ Equity	$(3,048,524)	$41,923,380	$55,253	$39,850,419

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 11 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

Long-term debt, notes payable and capital leases
	2021	2020
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $413,330 as of June 30, 2021.	$232,696	$273,031
Note payable received under the Paycheck Protection Program (‘PPP’) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“Cares Act’) that provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities and maintains certain payroll levels. The unforgiven portion of the PPP loan is payable over 5 five years at an interest rate of 1%, with a deferral of payments for the first six months. The proceeds from the note payable were received on June 30, 2020. This note was forgiven in August 2021.	700,764	700,764
The revolving credit note was extended to August 2021. The Company can borrow up to $10,000,000 and prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4.0% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The Company still has the ability to draw down on the line. See Note 21.	—	—
	933,460	973,795
Less: Current portion	173,206	108,379
	$760,254	$865,416

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 11 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

The maturities of debt over the next five years and thereafter are as follows:

Maturities Of Long-Term Debt
Years Ending June 30,
2022	$173,206
2023	180,972
2024	183,919
2025	187,155
2026	190,601
Thereafter	17,607
Long-Term Debt Over Five Years and Thereafter	$933,460

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

The Company has recorded a deferred tax asset of $15,958,961 and a deferred tax liability of $238,316 as of June 30, 2021, primarily relating to its net Federal operating loss carryforwards of approximately $35,574,000 available to offset future taxable income through 2031. In addition the Company has state operating loss carryforwards of approximately $7,094,000 and city operating loss carryforwards of approximately $2,470,000. The net operating losses begin to expire in 2025 for federal tax and state income tax purposes.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 12 - INCOME TAXES (CONTINUED)

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2021, no such changes in ownership have occurred.

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

The valuation allowance for deferred tax assets decreased during the year ended June 30, 2021, by approximately $3,547,000. The valuation allowance decreased by approximately $195,000 during the year ended June 30, 2020.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 12 - INCOME TAXES (CONTINUED)

Components of the provision (benefit) for income taxes are as follows:

Components Of The Benefit Provision For Income Taxes
	Years Ended June 30
Current:	2021		2020
Federal	$		$(187,255)
State		1,136,514	513,204
Subtotal		1,136,514	325,949
Deferred:
Federal deferred taxes		2,718,046	1,953,349
State deferred taxes		136,960	165,480
Subtotal		2,855,006	2,118,829
Provision (Benefit) for Income Taxes - Net		$3,991,520	$2,444,778

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

Reconciliation Of Federal Statutory Income Tax Rate To Company's Effective Tax Rate
	Years Ended June 30,
	2021	2020
Taxes at federal statutory rate	21.0%	21.0%
State and local income taxes (benefit), net of federal benefit	3.3%	4.0%
Non Controlling interest	(4.9)%	(6.1)%
Expiration of tax credits	4.6%	0.2%
Return to provision adjustments	6.1%	—%
Change in the valuation allowance	(20.0)%	0.3%
Other	12.5%	(2.1)%
Effective income tax rate	22.6%	17.3%

As of June 30, 2021, the Company has net operating loss (“NOL”) carryforwards of approximately $35,574,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credits and investments tax credits carryforwards aggregating $3,733,000. However, the realization of these credits may be limited as a result of expiring prior to their utilization. These credits can only be applied after all net operating losses have been used, which expire through 2031. As such, the Company has established a valuation reserve for anticipated unused credits of $890,000.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $11,000 which, are accounted for under the flow-through method.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 12 - INCOME TAXES (CONTINUED)

The Company was also under audit with New York State for income tax and was assessed additional taxes of $423,272 plus interest and penalties. These amounts are accrued for at June 30, 2021 and included in other current liabilities and were paid in August 2021.

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2021 and 2020 are as follows:

Components Of Company's Deferred Tax Assets And Liabilities
	June 30,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$3,827,382	$3,946,801
Non-deductible accruals	749,902	693,833
Net operating carryforwards	8,285,163	13,720,637
Tax credits	3,732,650	4,647,217
Inventory	66,316	69,940
Property and equipment and depreciation	187,632	168,371
Deferred Tax Assets - gross	16,849,045	23,246,799
Valuation allowance	(890,084)	(4,437,042)
Total deferred tax assets	15,958,961	18,809,757
Intangibles	(238,316)	(234,106)
Total deferred tax liabilities	(238,316)	(234,106)
Net deferred tax asset	$15,720,645	$18,575,651

NOTE 13 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

Other Current Liabilities
	June 30,
	2021	2020
Accrued salaries, commissions and payroll taxes	$5,406,982	$4,491,941
Litigation accruals	900,000	442,802
Sales tax payable	644,623	1,353,200
State income taxes payable	774,234	—
Legal and other professional fees	37,827	112,867
Accounting fees	127,262	120,000
Self-funded health insurance reserve	62,548	86,504
Accrued interest and penalty	493,042	877,787
Other	715,600	699,997
Other current liabilities	$9,162,118	$8,185,098

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through March 2030. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Rent expense for operating leases approximated $6,146,000 and $5,136,000, for the years ended June 30, 2021 and 2020, respectively.

The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were $36,799 and $0 employer contributions to the Plan for the years ended June 30, 2021 and 2020.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2021.

Litigation

In September 2019, The Company was notified by one of its landlords that it was required to vacate the premises within 180 days under the demolition clause in the lease. The Company believes the lease renewal which was not negotiated in good faith since the renewal was negotiated in February 2018. The Company is in the process of relocating to a new location but the original lease provided for penalty payments in the event that the Company had not vacated the leased space. The Company has been making normal rent payments throughout the course of the arbitration proceedings. The Company is estimating the leasehold holdover charges to be approximately $900,000. As of June 30, 2021 this amount has been accrued for under other current liabilities.

In September 2020, the Company entered into a settlement agreement with an unrelated third party for a claim made during March 2018 which was scheduled for arbitration. The settlement was for $1.2 million of which $900,000 was paid by the Company’s insurance on September 15, 2020 with the remaining $315,000 paid by the Company on September 28, 2020.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters

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

The Company has satisfied most of its delinquencies in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $645,000 plus interest and penalties of approximately $232,000 until the remaining states have been resolved.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $110,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2021 and 2020, the Company had approximately $63,000 and $87,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2021 and 2020 the Company paid $75,178 and $137,200 for interest, respectively.

During the years ended June 30, 2021 and 2020 the Company paid $261,032 and $228,204 for income taxes, respectively.

During the years ended June 30, 2021 and 2020, the Company issued 102,364 and 89,981 shares of common stock for costs and expenses totaling $1,940,821 and $1,990,380, respectively.

During the year ended June 30, 2020 the Company entered into a capital lease for the purchase of equipment in the amount of $1,350,000.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

During the year, the Company resolved certain sales tax liabilities and was able to reverse accrued interest and penalties in the amount of $602,000 which has been recorded under selling, general and administrative expenses.

NOTE 16 – RELATED PARTY TRANSACTIONS

The CEO and President of the Company is a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company was $85,000. The Company terminated this agreement on January 1, 2021. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. The agreement was renewed on June 1, 2021 for another year.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

 NOTE 17 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

Summarized Segment Financial Information
	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Fiscal 2021:	Equipment	Center	Totals
Net revenues from external customers	$9,037,091	$80,892,674	$89,929,765
Intersegment net revenues *	$901,250	$—	$901,250
(Loss) Income from operations	$(3,410,189)	$20,507,804	$17,097,615
Depreciation and amortization	$264,830	$3,816,857	$4,081,687
Compensatory element of stock issuances	$83,277	$—	$83,277
Total identifiable assets	$24,592,582	$164,913,613	$189,506,195
Capital expenditures	$291,294	$3,405,502	$3,696,796
Fiscal 2020:
Net revenues from external customers	$8,463,103	$77,227,359	$85,690,462
Intersegment net revenues *	$875,000	$—	$875,000
(Loss) Income from operations	$(6,425,411)	$20,076,327	$13,650,916
Depreciation and amortization	$368,498	$3,540,150	$3,908,648
Compensatory element of stock issuances	$—	$—	$—
Total identifiable assets	$30,492,757	$149,790,753	$180,283,510
Capital expenditures	$2,440,640	$4,981,773	$7,422,413

*	Amounts eliminated in consolidation

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 69.3% and 20.2% of product sales revenues to third parties for the years ended June 30, 2021 and 2020, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

Export Product Sales
	For the Years Ended June 30
	2021	2020
Dominican Republic	67.0%	—%
Canada	0.1	—
Germany	2.1	20.2
Puerto Rico	0.1	—
	69.3%	20.2%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 17 - SEGMENT AND RELATED INFORMATION (Continued)

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 4.5% and 5.6% of consolidated net service and repair fees for the years ended June 30, 2021 and 2020 respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

Foreign Service and Repair Fees
	For the Years Ended June 30,
	2021	2020
Puerto Rico	1.5%	1.6%
Switzerland	0.3	0.3
Germany	1.5	1.5
England	0.6	0.7
Canada	0.3	0.3
Greece	0.3	0.2
Australia	—	1.0
	4.5%	5.6%

 The Company does not have any material assets outside of the United States.

NOTE 18 – ACQUISTION

On March 29, 2021, the Company completed the acquisition of certain assets of Rockland Management Group, located in West Yonkers. The Company used an incremental borrowing rate of 4% to value the right to use asset in connection with the assumed operating lease obligation. We made a preliminary fair value determination of the acquired assets and assumed liabilities as follows:

Fair value assets and assumed liabilities
Property and equipment	$650,000
Right to use assets	434,219
Intangible assets	150,000
Security Deposit	38,628
Right to use liability	(434,219)
Goodwill	283,880
Total purchase consideration	$1,122,508

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 18 – ACQUISTION (Continued)

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

The net assets acquired and consideration is as follow:

Net assets acquired
Leasehold Improvements	$550,000
Diagnostic Equipment	100,000
Customer Lists	100,000
Covenant Not to Compete	50,000
Security Deposit	38,628
Closing costs - expensed	3,478
Goodwill	283,880
Cash Consideration Paid	$1,125,986

The results of operations of Rockland Management Group were diminutive and did not affect the pro forma results of operations.

NOTE 19 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2021 and 2020 respectively:

Summary of Allowance For Doubtful Accounts
Description	Balance June 30, 2020	Additions (1)	Deductions	Balance June 30, 2021
Accounts receivable	$514,561	$—	$72,291	$442,270
Management and other fees receivable	11,063,233	4,723,645	—	15,786,878
Management and other fees receivable - related medical practices	3,322,055	862,344	—	4,184,399
Notes receivable	777,354	—	—	777,354

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 19 – ALLOWANCE FOR DOUBTFUL ACCOUNTS (Continued)

	Balance			Balance
Description	June 30, 2019	Additions	Deductions	June 30, 2020
Accounts receivable	$190,244	$380,000	$55,683	$514,561
Management and other fees receivable	9,404,944	3,526,742	(1,868,453)	11,063,233
Management and other fees receivable - related medical practices	2,310,731	1,011,324	—	3,322,055
Notes receivable	—	777,354	—	777,354

(1)	Included in provision for bad debts.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

Quarterly Financial Data
	September 30, 2020	December 30, 2020	March 31, 2021	June 30, 2021	Total
Total Revenues – Net	$20,979	$21,164	$23,090	$24,697	$89,930
Total Costs and Expenses	16,829	16,182	18,968	20,853	72,832
Net Income	3,251	3,928	4,299	2,196	13,674
Basic Net Income Per Common Share Available to Common Stockholders	$0.37	$0.45	$0.55	$0.10	$1.47
Diluted Net Income Per Common Share Available to Common Stockholders	$0.36	$0.44	$0.54	$0.11	$1.45

	September 30, 2019	December 30, 2019	March 31, 2020	June 30, 2020	Total
Total Revenues – Net	$21,747	$21,451	$21,686	$20,806	$85,690
Total Costs and Expenses	16,261	16,430	19,071	20,278	72,040
Net Income	4,506	4,209	1,914	1,076	11,705
Basic Net Income Per Common Share Available to Common Stockholders	$0.48	$0.45	$0.18	$0.09	$1.20
Diluted Net Income Per Common Share Available to Common Stockholders	$0.47	$0.44	$0.18	$0.09	$1.18

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

During August 2021 the Company amended their revolving credit agreement. The agreement was extended to August 2022. The interest rate on borrowings remains at 4% along with certain financial covenants.

The loan of $700,764 received under the Paycheck Protection Program was forgiven in August 2021.

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

FONAR CORPORATION AND SUBSIDIARIES

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2021.

Based on the COSO criteria, management concluded that our internal controls were effective to prevent material misstatements of the Company’s annual or interim financial statements.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter and year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A majority of our board of directors is composed of independent directors: Charles N. O’Data, Ronald G. Lehman and Richard E. Turk. The outside directors also serve as the members of the audit committee, which is a standing committee of the board of directors having a charter describing its responsibilities. Mr. O’Data has been designated as the audit committee financial expert.. Mr. Lehman would also qualify as an audit committee financial expert, and has acted in Mr. O’Data’s place when Mr. O’Data is unavailable to do so. His relevant experience is described in his biographical information.

FONAR CORPORATION AND SUBSIDIARIES

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

Raymond V. Damadian	85	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer
Timothy R. Damadian	57	President, Chief Executive Officer
Luciano B. Bonanni	66	Executive Vice President and Chief Operating Officer
Claudette J.V. Chan	83	Director
Charles N. O’Data	85	Director
Ronald J. Lehman	45	Director
Richard E. Turk	37	Director

Raymond V. Damadian, M.D. has been the Chairman of the Board since its inception in 1978 and Treasurer since February, 2001. Up until February 11, 2016, Dr. Damadian also served as the President and Chief Executive Officer of Fonar. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics and Associate Professor of Internal Medicine from 1967 until September 1979. He received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the Fonar MRI scanners. He is a 1988 recipient of the National Medal of Technology. In 1989 he was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging. Dr. Damadian is the President, Treasurer and director of Health Management Corporation of America (“HMCA”), and a Manager of Health Diagnostics Management, LLC (“HDM”) which three entities are subsidiaries of Fonar. Raymmond Damadian is the father of Timothy Damadian and the brother of Claudette J.V. Chan.

FONAR CORPORATION AND SUBSIDIARIES

Timothy Damadian has been the President and Chief Executive Officer of Fonar since February 11, 2016. From 2010 to 2016 he served as an independent consultant, with a focus on the Company’s MRI facility management business. Timothy Damadian began his career at Fonar in 1985, installing MRI scanners and components for Fonar customers. Over the course of the following 16 years, he held positions of increasing authority, eventually becoming Vice President of Operations. In 1997, Timothy Damadian was appointed President of the newly formed Health Management Corporation of America (HMCA), a wholly-owned subsidiary of Fonar that was formed to manage medical and diagnostic imaging offices. In 2001, Timothy Damadian left Fonar to form Integrity Healthcare Management, Inc., a diagnostic imaging management company that would eventually manage 11 MRI scanning centers in New York and Florida. The company was a success and was sold to Health Diagnostics, LLC in 2007. Mr. Damadian returned to Fonar as a consultant in 2010. He also serves as a Manager of Health Diagnostics Management, LLC, which are subsidiaries of HMCA. Timothy Damadian is the son Dr. Damadian and nephew of Claudette J.V. Chan.

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

Claudette J.V. Chan has been a Director of Fonar since October 1987 and Secretary of Fonar since January 2008. Mrs. Chan was employed from 1992 through 1997 by Raymond V. Damadian, M.D. MR Scanning Centers Management Company and since 1997 by HMCA, as “site inspector,” in which capacity she is responsible for supervising and implementing standard procedures and policies for MRI scanning centers. From 1989 to 1994 Mrs. Chan was employed by St. Matthew’s and St. Timothy’s Neighborhood Center, Inc., as the director of volunteers in the “Meals on Wheels” program, a program which cares for the elderly. From approximately 1983 to 1989, Mrs. Chan was President of the Claudette Penot Collection, a retail mail-order business specializing in women’s apparel and gifts. Mrs. Chan practiced and taught in the field of nursing until 1973, when her son was born. She received a bachelor of science degree in nursing from Cornell University in 1960. Mrs. Chan is the sister of Raymond V. Damadian and aunt of Timothy Damadian.

FONAR CORPORATION AND SUBSIDIARIES

Charles N. O’Data has been a Director of Fonar since February 1998. From 1961 to 1997, Mr. O’Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College’s chief investment officer. His responsibilities included management of the College’s endowment fund and fund raising. In July 1997, Mr. O’Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company’s Professional Markets Group, a unit of SC Johnson Wax, and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation’s three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O’Data presently acts as an independent financial consultant to various entities. Mr. O’Data served on the board of The Medical Center, Beaver, Pennsylvania, now a part of Heritage Valley Health System, a 500 bed acute care facility, for 26 years, three as its Chair. Mr. O’Data also served on the board of Amerinet, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O’Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O’Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

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

ITEM 11. EXECUTIVE COMPENSATION.

With the exception of the Chief Executive Officer and the Chairman of the Board of Directors, the compensation of the Company’s executive officers is based on a combination of salary and bonuses based on performance. The Chairman of the Board’s compensation consists of a salary. The Chief Executive Officer and the Chairman of the Board have no understandings with the Company with respect to bonuses, options or other incentives; they are not subject to our general policy later discussed.

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

The Board of Directors has established an audit committee. The members of the committee are Charles N. O’Data, Ronald G. Lehman and Richard E. Turk.

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

FONAR CORPORATION AND SUBSIDIARIES

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2021, 2020 and 2019 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2021	$0	$155,800	$0	$155,800
President, Principal	2020	$0	$0	$0	$0
Executive Officer	2019	$0	$155,800	$0	$155,800

Raymond V. Damadian	2021	$153,095	$305,800	$0	$458,895
Chairman of the Board,	2020	$153,095	$0	$0	$153,095
Treasurer and	2019	$153,095	$305,800	$0	$458,895
Principal Financial Officer

Luciano Bonanni	2021	$146,038	$0	$152,931	$298,969
Chief Operating Officer and	2020	$146,496	$0	$152,902	$299,398
Executive Vice President	2019	$145,672	$0	$152,740	$305,565

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Raymond V. Damadian, Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer and Executive Vice President	0	0	N/A

FONAR CORPORATION AND SUBSIDIARIES

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V. Damadian	$0	$0
Claudette J.V. Chan	$20,000	$20,000
Robert J. Janoff (deceased)	$20,000	$20,000
Charles N. O’Data	$20,000	$20,000
Ronald G. Lehman	$20,000	$20,000
Richard E. Turk	$20,000	$20,000

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

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2021, 450,177 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 1, 2021.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D.
c/o Fonar Corporation, Melville, New York
Director and Treasurer
5% + Stockholder
Common Stock	121,402	1.85%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%

Kayne Anderson Rudnick
Investment Management LLC
1800 Avenue of the Stars, 2nd Floor
Los Angeles, CA 90067
Common Stock	788,513	12.03%

Renaissance Technologies LLC
Renaissance Technologies Holding
Corporation
800 Third Avenue
New York, New York 10022
Common Stock	489,816	7.47%

Dimensional Fund Advisors LP
Building One
6300 Bee Cave Road
Austin, Texas 78746
Common Stock	404,018	6.16%

FONAR CORPORATION AND SUBSIDIARIES

Continued:

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Timothy R. Damadian,
President and Chief Executive Officer
Common Stock	38,000	*
Class A Preferred	800	*

Luciano B. Bonanni,
Executive Vice President
And Chief Operating Officer
Common Stock	49,726	*
Class A Preferred	1,285	*

Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*

Charles N. O’Data
Director
Common Stock	658	*

Ronald G. Lehman
Director
Common Stock	4,330	*

Richard E. Turk
Director
Common Stock	0	*

All Officers and Directors
as a Group (7 persons)
Common Stock	209,892	3.20%
Class C Stock	382,447	99.98%
Class A Preferred	21,210	6.77%

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 15, 2021, 22 of our clients had management agreements with HMCA. Five sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $77,000 to $530,000 per month in fiscal 2021.

Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company, owns three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida paid HMCA flat rate monthly fees ranging from $258,035 to $347,881 per month during fiscal 2021. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2021 and June 30, 2020, the net revenues received by HMCA from the imaging facilities owned by Dr. Damadian were approximately $11.0 million, and $10.2 million respectively.

Dr. Damadian owns a .75% interest in Health Management Company of America’s Class A membership interests. Dr. Damadian is also a Manager of Health Management Company of America.

Timothy Damadian, the President and Chief Executive Officer of Fonar, is one of the owners of a billing company, which performs billing and collection services for HMCA with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fee charged to HMCA is $85,000. These services were terminated on January 1, 2021.

On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. Timothy Damadian is also a Manager of Health Management Company of America. The agreement was renewed on June 1, 2020 and June 1, 2021.

Ronald Lehman, a Director of Fonar, holds a .0378% interest in Health Management Company of America’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2021 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2021 were $345,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2020 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2020 were $409,000.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2021 or June 30, 2020 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2020 or June 30, 2019 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2021.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2020.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2021 and June 30, 2020.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2021 and 2020.

Consolidated Statements of Income for the Years Ended June 30, 2021 and 2020.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2021 and 2020 .

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the Company’s Earnings Report for Fiscal Year 2020, September 28, 2021. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. May 28, 2021. Commission File No. 0-10248.

3. Registrant’s Report on Form 8-K filed on May 14, 2021, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended March 31, 2021.

c) EXHIBITS

3.1 Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1,Commission File No. 33-13365.

3.2 Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, Commission File No. 33-62099.

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

3.5 By-Laws, as amended, of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

4.1 Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

4.2 Specimen Class B Common Stock Certificate incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

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

 SIGNATURES.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION
Dated: October 12, 2021
	By:	/s/Timothy R. Damadian
Timothy R. Damadian, President
and Principal Executive Officer

	By:	/s/Raymond V. Damadian
Raymond V. Damadian, Principal
Financial Officer, Chairman of
the Board and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer	October 12, 2021

/s/Claudette J.V. Chan	Director	October 12, 2021
Claudette J.V. Chan

/s/Charles N. O’Data	Director	October 12, 2021
Charles N. O’Data

/s/Ronald G. Lehman	Director	October 12, 2021
Ronald G. Lehman

/s/Richard E. Turk	Director	October 12, 2021
Richard E. Turk