Form 10-Q
period 2021-09-30
FONAR CORP
filed 2021-11-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐

 For the quarterly period ended SEPTEMBER 30, 2021

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

delaware	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Marcus Drive Melville, New York	11747
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 3, 2021
Common Stock, par value $.0001	6,554,210
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

 FONAR CORPORATION AND SUBSIDIARIES

  FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2021	June 30, 2021 *
Current Assets:
Cash and cash equivalents	$43,405	$44,460
Short term investments	32	32
Accounts receivable – net	4,548	4,526
Accounts receivable - related party	102	12
Medical receivable – net	18,356	17,901
Management and other fees receivable - net	31,695	30,948
Management and other fees receivable – related medical practices – net	7,998	7,814
Inventories	1,835	1,663
Prepaid expenses and other current assets	1,416	1,227
Total Current Assets	109,387	108,583

Accounts receivable – long term	2,609	2,880
Deferred income tax asset	14,764	15,959
Property and equipment – net	21,971	21,850
Right-of-use Asset – operating lease	29,535	30,133
Right-of-use Asset – financing lease	1,077	1,127
Goodwill	4,269	4,269
Other intangible assets – net	3,957	4,038
Other assets	660	667
Total Assets	$188,229	$189,506

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2021	June 30, 2021 *
Current Liabilities:
Current portion of long-term debt and capital leases	$35	$173
Accounts payable	1,133	1,866
Other current liabilities	5,990	9,162
Unearned revenue on service contracts	4,328	4,366
Unearned revenue on service contracts – related party	83	—
Contract liabilities	15	15
Operating lease liability – current portion	3,669	3,533
Financing lease liability – current portion	205	203
Customer deposits	789	731
Total Current Liabilities	16,247	20,049

Long-Term Liabilities:
Unearned revenue on service contracts	2,545	2,801
Deferred income tax liability	238	238
Due to related medical practices	93	93
Operating lease liability – net of current portion	28,292	28,975
Financing lease liability – net of current portion	997	1,049
Long-term debt and capital leases, less current portion	190	760
Other liabilities	155	171
Total Long-Term Liabilities	32,510	34,087
Total Liabilities	48,757	54,136

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

	September 30, 2021	June 30, 2021 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2021 and June 30, 2021, 313 issued and outstanding at September 30, 2021 and June 30, 2021	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2021 and June 30, 2021, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2021 and June 30, 2021, 6,566 issued at September 30, 2021 and June 30, 2021, 6,554 outstanding at September 30, 2021 and June 30, 2021	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2021 and June 30, 2021; .146 issued and outstanding at September 30, 2021 and June 30, 2021	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2021 and June 30, 2021, 383 issued and outstanding at September 30, 2021 and June 30, 2021	—	—
Paid-in capital in excess of par value	185,101	185,101
Accumulated deficit	(42,121)	(46,008)
Treasury stock, at cost - 12 shares of common stock at September 30, 2021 and June 30, 2021	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	142,306	138,419
Noncontrolling interests	(2,834)	(3,049)
Total Stockholders’ Equity	139,472	135,370
Total Liabilities and Stockholders’ Equity	$188,229	$189,506

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2021	2020
Patient fee revenue – net of contractual allowances and discounts	$6,851	$5,091
Product sales – net	148	28
Service and repair fees – net	1,936	1,925
Service and repair fees - related parties – net	28	28
Management and other fees – net	11,972	11,214
Management and other fees - related medical practices – net	2,795	2,693
Total Revenues – Net	23,730	20,979
COSTS AND EXPENSES
Costs related to patient fee revenue	3,156	2,521
Costs related to product sales	109	132
Costs related to service and repair fees	724	626
Costs related to service and repair fees - related parties	10	9
Costs related to management and other fees	6,877	5,550
Costs related to management and other fees – related medical practices	1,637	1,428
Research and development	386	400
Selling, general and administrative	5,090	6,163
Total Costs and Expenses	17,989	16,829
Income From Operations	5,741	4,150
Other Income (Expenses)	811	(140)
Interest Expense	(17)	(22)
Investment Income	63	112
Income Before Provision for Income Taxes and Noncontrolling Interests	6,598	4,100
Provision for Income Taxes	(1,416)	(849)
Net Income	5,182	3,251
Net Income - Noncontrolling Interests	(1,295)	(743)
Net Income – Attributable to FONAR	$3,887	$2,508
Net Income Available to Common Stockholders	$3,652	$2,355
Net Income Available to Class A Non-Voting Preferred Stockholders	$175	$114
Net Income Available to Class C Common Stockholders	$60	$39
Basic Net Income Per Common Share Available to Common Stockholders	$0.56	$0.37
Diluted Net Income Per Common Share Available to Common Stockholders	$0.55	$0.36
Basic and Diluted Income Per Share – Class C Common	$0.16	$0.10
Weighted Average Basic Shares Outstanding – Common Stockholders	6,554	6,447
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,682	6,575
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending September 30, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2021	$1	$185,101	$(46,008)	$(675)	$(3,049)	$135,370
Net income	—	—	3,887	—	—	3,887
Distributions - Non controlling	—	—	—	—	(1,080)	(1,080)
Income - Non controlling interests	—	—	—	—	1,295	1,295
Balance - September 30, 2021	$1	$185,101	$(42,121)	$(675)	$(2,834)	$139,472

For the Three Months Ending September 30, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance June 30, 2020	$1	$183,076	$(56,215)	$(675)	$55	$126,242
Net income	—	—	2,508	—	—	2,508
Distributions - Non controlling	—	—	—	—	(1,440)	(1,440)
Income - Non controlling interests	—	—	—	—	743	743
Balance September 30, 2020	$1	$183,076	$(53,707)	$(675)	$(642)	$128,053

See accompanying notes to condensed consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$5,182	$3,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,169	968
Amortization on right-of-use assets	648	953
Provision (Recovery) for bad debts	502	2,227
Deferred income tax – net	1,195	849
Abandoned patents	—	1
Gain on forgiveness of PPP loan	(701)	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(1,730)	(4,109)
Notes receivable	11	14
Inventories	(172)	(49)
Income tax receivable	—	671
Prepaid expenses and other current assets	(188)	(125)
Other assets	(4)	—
Increase (decrease) in operating liabilities, net:
Accounts payable	(733)	(117)
Other current liabilities	(3,383)	(36)
Operating lease liabilities	(547)	(796)
Financing lease liability	(50)	12
Customer advances	58	58
Other liabilities	(16)	10
Net cash provided by operating activities	1,241	3,782
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,180)	(415)
Cost of patents	(29)	(20)
Net cash used in investing activities	(1,209)	(435)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(7)	(9)
Proceeds from debt	—	63
Distributions to noncontrolling interests	(1,080)	(1,440)
Net cash used in financing activities	(1,087)	(1,386)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,055)	1,961
Cash and Cash Equivalents - Beginning of Period	44,460	36,802
Cash and Cash Equivalents - End of Period	$43,405	$38,763

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on October 13, 2021 for the fiscal year ended June 30, 2021.

During March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and the Company has recovered to pre-COVID-19 levels. At the end of fiscal year ending June 30, 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP”) and Medicare advances/stimulus payments. During the three months ended September 30, 2021 the PPP loan was forgiven in its entirety. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19 and the new variants, the Company believes with positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

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

 Business Combination

When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition dated is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period of final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2021 and 2020.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2021 and 2020, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,887	$3,652	$60	$2,508	$2,355	$39
Denominator:
Weighted average shares outstanding	6,554	6,554	383	6,447	6,447	383
Basic income per common share	$0.59	$0.56	$0.16	$0.39	$0.37	$0.10
Diluted
Denominator: Weighted average shares outstanding		6,554	383		6,447	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,682	383		6,575	383
Diluted income per common share		$0.55	$0.16		$0.36	$0.10

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2021 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2021 or 2020, and it does not believe that any of those standards will have a significant impact on our consolidated financial statements at the time they become effective.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at September 30, 2021, and June 30, 2021:

	September 30, 2021
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,990	$442	$4,548
Accounts receivable - related party	$102	—	$102
Medical receivable	$18,356	$—	$18,356
Management and other fees receivable	$47,975	$16,280	$31,695
Management and other fees receivable from related medical practices (“PC’s”)	$12,191	$4,193	$7,998

	June 30, 2021
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,968	$442	$4,526
Accounts receivable - related party	$12	—	$12
Medical receivable	$17,901	$—	$17,901
Management and other fees receivable	$46,735	$15,787	$30,948
Management and other fees receivable from related medical practices (“PC’s”)	$11,998	$4,184	$7,814

 The Company’s customers are concentrated in the healthcare industry.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

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

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years at September 30, 2021 are as follows:

2022	$1,020
2023	1,020
2024	413
2025	92
Total	$2,545

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

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66.7% and 66% of the PCs’ net revenues for the three months ended September 30, 2021 and 2020, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management’s expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.8% and 12.8% of the consolidated net revenues for the three months ended September 30, 2021 and 2020, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three months ended September 30, 2021 and 2020 are summarized in the following table.

	For the Three Months Ended September 30,
	2021	2020
Commercial Insurance/ Managed Care	$1,086	$946
Medicare/Medicaid	249	197
Workers’ Compensation/Personal Injury	4,124	3,387
Other	1,392	561
Patient Fee Revenue, net of contractual allowances and discounts	$6,851	$5,091

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES

During February 2016, FAS issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lease with a term of 12 months or less will be accounted for similar to previous guidance for operating leases. The standard was effective for us beginning July 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have also elected the transition package of the practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs. The adoption of this guidance had a material impact on the Company’s balance sheet by virtue of including the present value of its future operating lease payments as a liability of $33.3 million and related right-to-use lease assets as of July 1, 2019. At the time of adoption of this guidance we had no significant financing leases.

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

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES (CONTINUED)

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2021 is as follows:

Year Ending September 30,	Operating Lease Payments	Financing Lease Payments
2022	$5,166	$244
2023	5,170	244
2024	4,895	244
2025	4,711	244
2026	4,248	244
Thereafter	15,928	104
Present value discount	(8,157)	(122)
Total lease liability	$31,961	$1,202

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2021	June 30, 2021
Purchased parts, components and supplies	$1,553	$1,393
Work-in-process	282	270
TOTAL INVENTORIES	$1,835	$1,663

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

Information relating to uncompleted contracts about contract assets and (liabilities) is as follows:

	September 30, 2021	June 30, 2021
Costs incurred on uncompleted contracts	$295	$295
Estimated earnings	568	568
Costs and estimated earnings on uncompleted contracts	863	863
Less: Billings to date	878	878
Total costs and estimated earnings in excess of billings on uncompleted contracts	$(15)	$(15)

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2021	June 30, 2021
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,274	5,245
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,329	20,300
Less: Accumulated amortization	16,372	16,262
Other Intangible Assets	$3,957	$4,038

Amortization of patents and copyrights for the three months ended September 30, 2021 and 2020 amounted to $47 and $45, respectively.

Amortization of non-compete for the three months ended September 30, 2021 and 2020 amounted to $13 and $0, respectively.

Amortization of customer relationships for the three months ended September 30, 2021 and 2020 amounted to $50 and $48, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2021	June 30, 2021
Accrued salaries, commissions and payroll taxes	$3,595	$5,407
Litigation accruals	—	900
Sales tax payable	674	645
State income taxes payable	351	774
Legal and other professional fees	29	38
Accounting fees	131	127
Self-funded health insurance reserve	24	62
Accrued interest and penalty	279	493
Other	907	716
Other Current Liabilities	$5,990	$9,162

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2021. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

NOTE 9 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2021
Net revenues from external customers	$2,112	$21,618	$23,730
Inter-segment net revenues	$236	$—	$236
(Loss) Income from operations	$(490)	$6,231	$5,741
Depreciation and amortization	$67	$1,102	$1,169
Capital expenditures	$121	$1,088	$1,209

For the three months ended Sept. 30, 2020
Net revenues from external customers	$1,981	$18,998	$20,979
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(561)	$4,711	$4,150
Depreciation and amortization	$67	$901	$968
Capital expenditures	$20	$415	$435

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2021 and September 30, 2020, the Company paid $189 and $19 for interest, respectively.

During the three months ended September 30, 2021 and September 30, 2020, the Company paid $221 and $145 for income taxes, respectively.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2021.

Other Matters

In September 2019, the Company was notified by one of its landlords that it was required to vacate the premises within 180 days under the demolition clause in the lease. The Company believed the lease renewal which was not negotiated in good faith since the renewal was negotiated in February 2018. The Company is in the process of relocating to a new location but the original lease provided for penalty payments in the event that the Company had not vacated the lease space. The Company had been making normal rent payments throughout the course of the arbitration proceedings. The case was settled for $900 of leasehold holdover charges which was paid in August 2021.

In September 2020, the Company entered into a settlement agreement with an unrelated third party for a claim made during March 2018 which was scheduled for arbitration. The settlement was for $1.2 million of which $900 was paid by the Company’s insurance in September 2020. The Company paid the remaining balance of $315 in September 2020.

The Company has satisfied most of its delinquencies in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $674 plus interest and penalties of approximately $232 until the remaining states have been resolved.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2021 and June 30, 2021, the Company had approximately $24 and $62, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2021, the Company recorded income tax expense of $1,416 in 2021 as compared to $849 in 2020. The 2021 provision is comprised of a current income tax component of $221 and a deferred income tax component of $1,195. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2017.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES (Continued)

The Company recorded a deferred tax asset of $14,764 and a deferred tax liability of $238 as of September 30, 2021, primarily relating to net operating loss carryforwards of approximately $49,224 available to offset future taxable income through 2032. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

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

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of September 30, 2021, no such changes in ownership have occurred.

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

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 13 – ACQUISITION

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

SEPTEMBER 30, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2021 and through the date the condensed consolidated financial statements were issued.

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2021, we reported a net income of $5.2 million on revenues of $23.7 million as compared to net income of $3.3 million on revenues of $21.0 million for the three month period ended September 30, 2020. Operating income increased from $4.2 million for the three month period ended September 30, 2020 to $5.7 million for the three month period ended September 30, 2021.

The revenue increase, from $21.0 million for the first three months of fiscal 2021 to $23.7 million for the first three months of fiscal 2022, was primarily due to increases in patient fee revenue of $1.8 million, from $5.1 million for the first three months of fiscal 2021 to $6.9 million for the first three months of fiscal 2022. Revenues from product sales and service and repair fees increased by $100,000 from $2.0 million for the first three months of fiscal 2020 to $2.1 million for the first three months of fiscal 2021.

While our revenues increased, our costs and expenses increased, by a lesser amount resulting in our operating income increasing to $5.7 million for the three months ended September 30, 2021 as compared to $4.2 million for the three months ended September 30, 2020. In terms of percentages, costs and expenses increased 6.9% from $16.8 million for the first three months of fiscal 2021 to $18.0 million for the first three months of fiscal 2022, while revenues increased 13.1%, from $21.0 million for the first three months of fiscal 2021 to $23.7 million for the first three months of fiscal 2022.

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

The most significant adverse impact on our Company in fiscal 2020 and the first quarter of fiscal 2021 has been the COVID-19 pandemic. Although it had seemed the worst had passed, by August 2020, subsequent events have shown a spike in new cases and the emergence of new strains of the virus. This is by no means a problem confined to our Company, but regardless of our best efforts and improved ability to cope with the pandemic, the impact on our results of operation and financial condition is potentially volatile and severe.

 FONAR CORPORATION AND SUBSIDIARIES

Since March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which have adversely affected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 has caused us to require that a portion of our workforce work from home and restricted the ability of our personnel to travel for marketing purposes or to service our customers. During the fourth quarter of fiscal 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and prevent further losses or additional decreases in scan volume. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward. One of the concerns we have are the increased strictness in enforcement of COVID-19 mandates, such as the requirement that employees in healthcare facilities be vaccinated or frequently tested. We are in fact facing some of these challenges now. So far we have been able to navigate through these requirements and avoid any significant disruption to our business

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by Fonar, and diagnostic facilities management services, which is conducted through HMCA.

FONAR CORPORATION AND SUBSIDIARIES

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $148,000 for the first three months of fiscal 2022 from $28,000 for the first three months of fiscal 2021. Costs related to product sales decreased from $132,000 for the three month period ended September 30, 2020 to $109,000 for the three month period ended September 30, 2021. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of out MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues remained constant at $2.0 million for the three month period ended September 30, 2020 and $2.0 million for the three month period ended September 30, 2021. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs relating to providing service were $635,000 in the first three months of fiscal 2021 and $734,000 in the first three months of fiscal 2022. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to control our costs of providing service.

There were approximately $82,000 in foreign revenues for the first three months of fiscal 2022 as compared to approximately $121,000 in foreign revenues for the first three months of fiscal 2021, representing a decrease in foreign revenues of 32.2%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

We recognize MRI scanner sales revenues on the “percentage of completion” basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in site preparation and our installation of the scanner, in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the revenues from a scanner sale are recognized in a fiscal quarter or quarters following the quarter in which the sale was made.

Revenues for the medical equipment segment increased to $2.1 million for the first three months of fiscal 2022 from $2.0 million for the first three months of fiscal 2021. Operating losses for our medical equipment segment decreased to an operating loss of $490,000, for the first three months of fiscal 2022 as compared to an operating loss of $561,000 for the first three months of fiscal 2021.

 FONAR CORPORATION AND SUBSIDIARIES

Diagnostic Facilities Management Services

HMCA revenues increased in the first three months of fiscal 2022 by 13.8% to $21.6 million from $19.0 million for the first three months of fiscal 2021. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 91.1% for the first three months of fiscal 2022, from 90.6% for the first three months of fiscal 2021.

HMCA’s current strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company had seen its scan volume decrease. Nevertheless, the Company continued its program of adding additional scanners. As a result of the scan volume recovered, even though the continuation of the COVID-19 virus may delay the completion of the installation of some of the scanners. If scan volumes decrease however, or remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to consider reducing the size of its operations temporarily as a last resort. New York State mandated that as of October 7, 2021, all workers at hospitals, long-term care facilities and diagnostic centers be COVID-19-vaccinated. Workers who refused to be vaccinated either resigned, were transferred to a non-diagnostic facility within the company, or were dismissed. The resulting reduction in the number of workers at HMCA-managed sites has been challenging and has significantly reduced the pool of qualified and vaccinated workers looking for jobs. HMCA-managed sites struggling with reduced staff either cut their business hours and therefore scan fewer patients or, when possible, maintain regular business hours by paying employees who are willing to work extra hours at overtime rates. While it is too early to quantify, New York’s vaccination mandate is having a negative effect on our business in Fiscal 2022.

Although the COVID-19 virus and government mandates have adversely affected our marketing efforts our scan volumes in fiscal 2020 and the beginning of fiscal 2021, the number of scans performed at our centers and at our client’s centers has recovered to pre-COVID-19 levels and has increased from approximately 42,000 in the first three months of fiscal 2021 to approximately 48,000 in the first three months of fiscal 2022.

We now manage/own a total of 39 MRI scanners. Twenty-five (25) MRI scanners are located in New York and fourteen (14) are located in Florida. HMCA experienced an operating income of $6.2 million for the first three months of fiscal 2022 compared to operating income of $4.7 million for the first three months of fiscal 2021.

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

HMCA’s cost of revenues for the first three months of fiscal 2022 as compared to the first three months of fiscal 2021 increased by 22.9% from $9.5 million to $11.7 million primarily as a result of an increase in scan volume.

 FONAR CORPORATION AND SUBSIDIARIES

Consolidated

For the first three months of fiscal 2022, our consolidated net revenues increased by 13.1% to $23.7 million from $21.0 million for the first three months of fiscal 2021, and total costs and expenses increased by 6.9% to $18.0 million from $16.8 million for the first three months of fiscal 2022 and for the first three months of fiscal 2021 respectively. As a result, our operating income increased to $5.7 million in the first three months of fiscal 2022 as compared to $4.2 million in the first three months of fiscal 2021. A decrease in selling, general and other administrative costs in particular resulted in the decrease of cost and expenses.

Selling, general and administrative expenses decreased to $5.1 million in the first three months of fiscal 2022 from $6.2 million in the first three months of fiscal 2021. This decrease in selling, general and administrative expenses was due mainly to less reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first three months of fiscal 2022 and 2021.

Research and development expenses decreased by 3.5% to $386,000 for the first three months of fiscal 2022 from $400,000 for the first three months of fiscal 2021.

Interest expense in the first three months of fiscal 2021 decreased by 22.7% to $17,000 from $22,000 in the first three months of fiscal 2021.

Inventories increased to $1.8 million at September 30, 2021 as compared to $1.7 million at June 30, 2021.

Net management fee and medical receivables increased by 2.4% to $58.0 million at September 30, 2021 from $56.7 million at June 30, 2021 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first three months of fiscal 2022 reflect an increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2021 ($21.6 million for the first three months of fiscal 2022 as compared to $19.0 million for the first three months of fiscal 2021), and a increase in MRI equipment segment revenues ($2.1 million as compared to $2.0 million). Revenues were 8.9% from the MRI equipment segment as compared to 91.1% from HMCA, for the first three months of fiscal 2022, as compared to 9.4% from the MRI equipment segment and 90.6% from HMCA for the first three months of fiscal 2021.

 FONAR CORPORATION AND SUBSIDIARIES

On March 27, 2020, the CARES Act was signed into law and is intended to provide over $2 trillion in stimulus benefits for the U.S. economy. The CARES Act provides for certain federal income tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. We received a cash benefit from the ability to receive a full reimbursement of $1.3 million of tax credits relating to the alternative minimum tax credits in the prior fiscal year plus additional cash benefits from the deferral of the employer portion of Social Security payroll taxes.

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

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis,” appears in the journal Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011).

This capability of the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari syndrome [Cerebellar Tonsil Extopia (CTE)], which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, because the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of this pathology since the patient’s pathology is most visible and the symptoms most acute when the patient is scanned in the upright fully weight-bearing position.

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

 MRI has brought a new dimension to MEDICAL TREATMENT, the power to VISUALIZE ANATOMIC DETAIL in the body’s VITAL SOFT TISSUES (brain, heart, kidney, liver, spleen, lungs, pancreas, intestines) plus MRI’s new power to non-invasively QUANTIFY (e.g. measure T1, T2, diffusion, chemical spectra) the response of these VITAL TISSUES to treatment.

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments decreased by 2.4% from $44.5 million at June 30, 2021 to $43.4 million at September 30, 2021.

Cash provided by operating activities for the first three months of fiscal 2022 was $1.2 million. Cash provided by operating activities was attributable principally to net income of $5.2 million, depreciation and amortization of $1.2 million, amortization on right-to-use assets of $648,000, provision for bad debts of $502,000 and deferred income tax of $1.2 million, offset by an increase in accounts, management fee receivables and medical receivables of $1.7 million and a decrease in other current liabilities of $3.4 million.

Cash used in investing activities for the first three months of fiscal 2022 was $1.2 million. Cash used in investing activities during the first three months of fiscal 2022 consisted of patent costs of $29,000 and the purchase of property and equipment of $1.2 million.

Cash used in financing activities for the first three months of fiscal 2022 was $1.1 million. The principal uses of cash in financing activities during the first three months of fiscal 2022 were the repayment of principal on long-term debt and capital lease obligations of $7,000 and distributions to non-controlling interests of $1.1 million.

Total liabilities decreased by 9.9% to $48.8 million at September 30, 2021 from $54.1 million at June 30, 2021. “Other” current liabilities decreased by 34.6% to $6.0 million at September 30, 2021 from $9.2 million at June 30, 2021. The current portion of our service contract liabilities remained constant at $4.4 million. Customer deposits increased from $731,000 at June 30, 2021 to $789,000 at September 30, 2021 as a result of an increase in services performed.

As of September 30, 2021, the total of $6.0 million in “other” current liabilities included accrued salaries and payroll taxes of $3.6 million, and sales taxes of $674,000 plus accrued interest and penalties of $279,000.

Our working capital increased to $93.1 million at September 30, 2021 from $88.5 million at June 30, 2021. This resulted from an increase in current assets ($108.6 million at June 30, 2021 as compared to $109.4 million at September 30, 2021), and a decrease in current liabilities from $20.0 million at June 30, 2021 to $16.2 million at September 30, 2021.

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

On March 27, 2020 Congress enacted the CARES Act (Coronavirus Aid, Relief and Economic Security Act). The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding prior and future operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property and the creation of refundable employee retention credits. At the present time, the only impact of the CARES Act to the Company is allowing a full reimbursement of $1.3 million of tax credits relating to the alternative minimum tax credits in prior fiscal years. Before the CARES Act, these credits were to be refunded over a period of 3 years. We will also realize a cash benefit from the deferral of Social Security payroll taxes.

On June 30, 2020, we entered into a $701,000 loan agreement under the Paycheck Protection Program (PPP) under the CARES Act that provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The Company applied for this additional loan exclusively for the Florida locations during June 2020 due to the fact that the COIVD-19 virus was increasing in Florida. The loans and accrued interest are forgivable after 24 weeks as long as the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities and maintains certain payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24 week period. This loan was forgiven during August 2021 in its entirety.

 FONAR CORPORATION AND SUBSIDIARIES

Fonar is committed to making capital expenditures for the remainder of the 2022 fiscal year, for placing three additional scanners at facilities located in Florida and New York. One of the facilities in Florida will be a new stand-alone facility and another will be the addition of an additional machine in a current Florida location. The location in New York will also be a new stand-alone facility. The current estimated costs of these capital expenditures is approximately $3.0 million.

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

The Company believes that its business plan has been responsible for the past eight consecutive fiscal years and first fiscal quarter of fiscal 2022 of profitability and that its capital resources will be adequate to support operations through at least September 30, 2022. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company can not predict the full effect of COVID-19 for the first fiscal quarter or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

FONAR CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s internal control over financial reporting was effective as of the September 30, 2021, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2021.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, the impact of these reductions has been countered by increasing scanning volume notwithstanding the COVID-19 pandemic, and reducing our operating expenses, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

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

7. Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will continue to increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

 FONAR CORPORATION AND SUBSIDIARIES

8. Possible changes in Florida Insurance Law. In early 2019, two senate bills and one house bill in Florida were introduced, all of them calling for the repeal of PIP and replacing PI with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. Another Florida senate bill was introduced that would preserve PIP but dramatically cut reimbursement rates. None of the proposed bills ever made it onto the 2019 legislative agenda. During Fonar’s fiscal 2021, the Florida house and senate reached an agreement and passed similar legislation. It was, however, vetoed by the Governor. We cannot predict whether such efforts by the Florida legislature will continue or be successful. Currently, drivers and passengers get car damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries which covers them if they are at fault. While PIP is required, coverage for bodily injury is not.

Over the past several years there have been various bills introduced by a number of Florida legislators to eliminate PIP and instead mandate coverage including some combination of a minimum of bodily injury and a reduced or no amount of medical payments (Medpay coverage). Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times. To date proponents of these changes have been unsuccessful.

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

Information security risks have significantly increased in recent years because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks.

10. COVID-19. Although we believe we have taken the proper steps and are making a good recovery from the impact of the first wave of the COVID-19 virus, new strains of the disease have developed and future variants may continue to develop. The course and severity of the virus in the following months, and the ultimate and economic and medical impact it will have worldwide and at home, have so far eluded more than minimal predictability.

 FONAR CORPORATION AND SUBSIDIARIES

11. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including recessions or economic slowdowns and disruptions of credit markets. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits

b)	Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on October 12, 2021, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2021.

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

Dated: November 15, 2021