Form 10-Q
period 2021-12-31
FONAR CORP
filed 2022-02-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 ☐

 For the quarterly period ended DECEMBER 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 4, 2022
Common Stock, par value $.0001	6,554,210
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2021	June 30, 2021 *
Current Assets:
Cash and cash equivalents	$44,851	$44,460
Short term investments	32	32
Accounts receivable – net	4,106	4,526
Accounts receivable - related party	60	12
Medical receivable – net	18,775	17,901
Management and other fees receivable – net	32,136	30,948
Management and other fees receivable – related medical practices – net	8,293	7,814
Inventories	2,099	1,663
Prepaid expenses and other current assets	1,249	1,227
Total Current Assets	111,601	108,583

Accounts receivable – long term	2,316	2,880
Deferred income tax asset	13,522	15,959
Property and equipment – net	21,819	21,850
Right-of-use Asset – operating lease	34,767	30,133
Right-of-use Asset – financing lease	1,028	1,127
Goodwill	4,269	4,269
Other intangible assets – net	3,855	4,038
Other assets	553	667
Total Assets	$193,730	$189,506

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2021	June 30, 2021 *
Current Liabilities:
Current portion of long-term debt and capital leases	$39	$173
Accounts payable	775	1,866
Other current liabilities	4,617	9,162
Unearned revenue on service contracts	3,971	4,366
Unearned revenue on service contracts – related party	55	—
Contract liabilities	15	15
Operating lease liability - current portion	3,592	3,533
Financing lease liability - current portion	206	203
Customer deposits	454	731

Total Current Liabilities	13,724	20,049

Long-Term Liabilities:
Unearned revenue on service contracts	2,290	2,801
Deferred income tax liability	238	238
Due to related medical practices	93	93
Operating lease liability – net of current portion	33,681	28,975
Financing lease liability – net of current portion	944	1,049
Long-term debt and capital leases, less current portion	180	760
Other liabilities	138	171

Total Long-Term Liabilities	37,564	34,087
Total Liabilities	51,288	54,136

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS’ EQUITY:	December 31, 2021	June 30, 2021 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2021 and June 30, 2021, 313 issued and outstanding at December 31, 2021 and June 30, 2021	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2021 and June 30, 2021, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2021 and June 30, 2021, 6,566 issued at December 31, 2021 and June 30, 2021, 6,554 outstanding at December 31, 2021 and June 30, 2021	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at December 31, 2021 and June 30, 2021; .146 issued and outstanding at December 31, 2021 and June 30, 2021	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2021 and June 30, 2021, 383 issued and outstanding at December 31, 2021 and June 30, 2021	—	—
Paid-in capital in excess of par value	184,531	185,101
Accumulated deficit	(38,101)	(46,008)
Treasury stock, at cost - 12 shares of common stock at December 31, 2021 and June 30, 2021	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	145,756	138,419
Noncontrolling interests	(3,314)	(3,049)
Total Stockholders’ Equity	142,442	135,370
Total Liabilities and Stockholders’ Equity	$193,730	$189,506

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2021	2020
Patient fee revenue – net of contractual allowances and discounts	$7,443	$5,238
Product sales – net	198	3
Service and repair fees – net	1,907	1,862
Service and repair fees - related parties – net	28	28
Management and other fees – net	12,108	11,340
Management and other fees - related medical practices – net	2,795	2,693
Total Revenues – Net	24,479	21,164
COSTS AND EXPENSES
Costs related to patient fee revenue	3,323	2,649
Costs related to product sales	190	192
Costs related to service and repair fees	719	608
Costs related to service and repair fees - related parties	10	9
Costs related to management and other fees	6,924	6,237
Costs related to management and other fees – related medical practices	1,690	1,522
Research and development	370	424
Selling, general and administrative	4,770	4,541
Total Costs and Expenses	17,996	16,182
Income From Operations	6,483	4,982
Other Income	47	—
Interest Expense	(23)	(16)
Investment Income	60	75
Income Before Provision for Income Taxes and Noncontrolling Interests	6,567	5,041
Provision for Income Taxes	(1,430)	(1,113)
Net Income	5,137	3,928
Net Income - Noncontrolling Interests	(1,117)	(817)
Net Income – Attributable to FONAR	$4,020	$3,111
Net Income Available to Common Stockholders	$3,777	$2,923
Net Income Available to Class A Non-Voting Preferred Stockholders	$181	$140
Net Income Available to Class C Common Stockholders	$62	$48
Basic Net Income Per Common Share Available to Common Stockholders	$0.58	$0.45
Diluted Net Income Per Common Share Available to Common Stockholders	$0.57	$0.44
Basic and Diluted Income Per Share – Class C Common	$0.16	$0.12
Weighted Average Basic Shares Outstanding – Common Stockholders	6,554	6,465
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,682	6,593
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
REVENUES	2021	2020
Patient fee revenue – net of contractual allowances and discounts	$14,294	$10,330
Product sales – net	346	31
Service and repair fees – net	3,844	3,788
Service and repair fees - related parties – net	55	55
Management and other fees – net	24,081	22,554
Management and other fees - related medical practices – net	5,589	5,386
Total Revenues – Net	48,209	42,144
COSTS AND EXPENSES
Costs related to patient fee revenue	6,479	5,169
Costs related to product sales	299	325
Costs related to service and repair fees	1,443	1,234
Costs related to service and repair fees - related parties	21	18
Costs related to management and other fees	13,801	11,788
Costs related to management and other fees – related medical practices	3,326	2,950
Research and development	755	824
Selling, general and administrative	9,860	10,704
Total Costs and Expenses	35,984	33,012
Income From Operations	12,225	9,132
Other Income/(Expense)	858	(140)
Interest Expense	(40)	(38)
Investment Income	122	187
Income Before Provision for Income Taxes and Noncontrolling Interests	13,165	9,141
Provision for Income Taxes	(2,846)	(1,962)
Net Income	10,319	7,179
Net Income - Noncontrolling Interests	(2,412)	(1,560)
Net Income – Attributable to FONAR	$7,907	$5,619
Net Income Available to Common Stockholders	$7,430	$5,281
Net Income Available to Class A Non-Voting Preferred Stockholders	$355	$252
Net Income Available to Class C Common Stockholders	$122	$86
Basic Net Income Per Common Share Available to Common Stockholders	$1.13	$0.82
Diluted Net Income Per Common Share Available to Common Stockholders	$1.11	$0.80
Basic and Diluted Income Per Share – Class C Common	$0.32	$0.23
Weighted Average Basic Shares Outstanding – Common Stockholders	6,554	6,456
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,682	6,584
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending December 31, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – September 30, 2021	$1	$185,101	($42,121)	($675)	($2,834)	$139,472
Net income	—	—	4,020	—	—	4,020
Purchase of Non controlling interest	—	(570)	—	—	24	(546)
Distributions - Non controlling	—	—	—	—	(1,621)	(1,621)
Income - Non controlling interests	—	—	—	—	1,117	1,117
Balance – December 31, 2021	$1	$184,531	($38,101)	($675)	($3,314)	$142,442

For the Three Months Ending December 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - September 30, 2020	$1	$183,076	($53,707)	($675)	($642)	$128,053
Issuance of Common Stock	—	2,025	—	—	—	2,025
Net income	—	—	3,111	—	—	3,111
Distributions - Non controlling	—	—	—	—	(2,130)	(2,130)
Income - Non controlling interests	—	—	—	—	817	817
Balance - December 31, 2020	$1	$185,101	($50,596)	($675)	($1,955)	$131,876

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Six Months Ending December 31, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2021	$1	$185,101	($46,008)	($675)	($3,049)	$135,370
Net income	—	—	7,907	—	—	7,907
Purchase of Non controlling interest	—	(570)	—	—	24	(546)
Distributions - Non controlling	—	—	—	—	(2,701)	(2,701)
Income - Non controlling interests	—	—	—	—	2,412	2,412
Balance - December 31, 2021	$1	$184,531	($38,101)	($675)	($3,314)	$142,442

For the Six Months Ending December 31, 2020

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2020	$1	$183,076	($56,215)	($675)	$55	$126,242
Issuance of Common Stock	—	2,025	—		—	2,025
Net income	—	—	5,619	—	—	5,619
Distributions - Non controlling	—	—	—	—	(3,570)	(3,570)
Income - Non controlling interests	—	—	—	—	1,560	1,560
Balance - December 31, 2020	$1	$185,101	($50,596)	($675)	($1,955)	$131,876

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$10,319	$7,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,358	2,009
Amortization on right-of-use assets	1,644	1,922
Provision for bad debts	822	2,825
Deferred income tax – net	2,437	1,962
Compensatory element of stock issuances	—	83
Stock issued for costs and expenses	—	1,941
Abandoned patents	—	1
Gain on forgiveness of PPP loan	(701)	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(2,429)	(5,549)
Notes receivable	22	25
Inventories	(436)	(195)
Income tax receivable	—	671
Prepaid expenses and other current assets	(33)	452
Other assets	102	(1)
Increase (decrease) in operating liabilities, net:
Accounts payable	(1,090)	233
Other current liabilities	(5,395)	(2,748)
Operating lease liabilities	(1,414)	(1,657)
Financing lease liabilities	(101)	24
Customer deposits	(277)	378
Other liabilities	(33)	(3)
Net cash provided by operating activities	5,795	9,552
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,106)	(2,143)

Purchase of noncontrolling interests	(546)	—
Cost of patents	(38)	(90)
Net cash used in investing activities	(2,690)	(2,233)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(13)	(35)
Proceeds from debt	—	63
Distributions to noncontrolling interests	(2,701)	(3,570)
Net cash used in financing activities	(2,714)	(3,542)
Net Increase in Cash and Cash Equivalents	391	3,777
Cash and Cash Equivalents - Beginning of Period	44,460	36,802
Cash and Cash Equivalents - End of Period	$44,851	$40,579

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and HDM. Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. During the six months ended December 31, 2021, the Company purchased non-controlling interests from the minority shareholders for $546,000. Currently the Company has a direct ownership interest of 70.8% and the investors’ have a 29.2% ownership interest. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on October 13, 2021 for the fiscal year ended June 30, 2021.

During March 2020, the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. At the end of fiscal year ending June 30, 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP”) and Medicare advances/stimulus payments. During the six months ended December 31, 2021 the PPP loan was forgiven in its entirety. During fiscal 2022, the Company had to deal with the increased strictness in the enforcement of COVID-19 mandates, such as the requirement that employees in healthcare facilities be vaccinated, along with the newer omicrom variant that is more transmissible. As a result, the Company experienced absences due to illness and the loss of unvaccinated employees whose duties required them to be in contact with patients. Due to these conditions, the Company was sometimes unable to keep scanning facilities open for all shifts and as a result there was a slight decrease in scans during the second quarter of fiscal 2022. The Company has been able to navigate through these challenges and avoid any significant disruption of the business and the volume has recently risen back almost to pre- COVID-19 levels. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

Revenues

The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgements employed in the determination of revenue.

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

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and six months ended December 31, 2021 and 2020.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2021 and 2020, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended December 31, 2021			Three months ended December 31, 2020
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$4,020	$3,777	$62	$3,111	$2,923	$48
Denominator:
Weighted average shares outstanding	6,554	6,554	383	6,465	6,465	383
Basic income per common share	$0.61	$0.58	$0.16	$0.48	$0.45	$0.12
Diluted
Denominator: Weighted average shares outstanding		6,554	383		6,465	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,682	383		6,593	383
Diluted income per common share		$0.57	$0.16		$0.44	$0.12

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Six months ended December 31, 2021			Six months ended December 31, 2020
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$7,907	$7,430	$122	$5,619	$5,281	$86
Denominator:
Weighted average shares outstanding	6,554	6,554	383	6,456	6,456	383
Basic income per common share	$1.21	$1.13	$0.32	$0.87	$0.82	$0.23
Diluted
Denominator: Weighted average shares outstanding		6,554	383		6,456	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,682	383		6,584	383
Diluted income per common share		$1.11	$0.32		$0.80	$0.23

Recent Accounting Pronouncements

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2021 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2021 or 2020, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2021, and June 30, 2021:

	December 31, 2021
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,477	$371	$4,106
Accounts receivable - related party	$60	—	$60
Medical receivable	$18,775	$—	$18,775
Management and other fees receivable	$48,943	$16,807	$32,136
Management and other fees receivable from related medical practices (“PC’s”)	$12,280	$3,987	$8,293

	June 30, 2021
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,968	$442	$4,526
Accounts receivable - related party	$12	—	$12
Medical receivable	$17,901	$—	$17,901
Management and other fees receivable	$46,735	$15,787	$30,948
Management and other fees receivable from related medical practices (“PC’s”)	$11,998	$4,184	$7,814

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

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of December 31, 2021 is as follows:

2023	$1,020
2024	944
2025	289
2026	37
Total	$2,290

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67% and 66% of the PCs’ net revenues for the three months ended December 31, 2021 and 2020, respectively, were derived from no-fault and personal injury protection claims. Approximately 67% and 66% of the PCs’ net revenue for the six months ended December 31, 2021 and 2020, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management’s expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.4% and 12.7% of the consolidated net revenues for the three months ended December 31, 2021 and 2020, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.6% and 12.8% of the consolidated net revenues for the six months ended December 31, 2021 and 2020, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and six months ended December 31, 2021 and 2020 are summarized in the following table.

	For the Three Months Ended December 31,
	2021	2020
Commercial Insurance/ Managed Care	$1,068	$966
Medicare/Medicaid	273	206
Workers’ Compensation/Personal Injury	4,344	3,543
Other	1,758	523
Patient Fee Revenue, net of contractual allowances and discounts	$7,443	$5,238

Management and Other Fees Receivable (Continued)

	For the Six Months Ended December 31,
	2021	2020
Commercial Insurance/ Managed Care	$2,154	$1,912
Medicare/Medicaid	522	404
Workers’ Compensation/Personal Injury	8,468	6,930
Other	3,150	1,084
Patient Fee Revenue, net of contractual allowances and discounts	$14,294	$10,330

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2021 is as follows:

Twelve Months Ending December 31,	Operating Lease Payments	Financing Lease Payments
2022	$5,282	$244
2023	5,439	244
2024	5,247	244
2025	4,954	244
2026	4,410	244
Thereafter	22,755	42
Present value discount	(10,814)	(112)
Total lease liability	$37,273	$1,150

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2021	June 30, 2021
Purchased parts, components and supplies	$1,859	$1,393
Work-in-process	240	270
Total Inventories	$2,099	$1,663

NOTE 6 – CONTRACT ASSETS AND LIABILITIES

Information relating to uncompleted contracts about contract assets and (liabilities) is as follows:

	December 31, 2021	June 30, 2021
Costs incurred on uncompleted contracts	$339	$295
Estimated earnings	524	568
Costs and estimated earnings on uncompleted contracts	863	863
Less: Billings to date	878	878
Total costs and estimated earnings on uncompleted contracts	$(15)	$(15)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2021	June 30, 2021
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,283	5,245
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,338	20,300
Less: Accumulated amortization	16,483	16,262
Other Intangible Assets	$3,855	$4,038

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended December 31, 2021 and 2020 amounted to $49 and $44, respectively.

Amortization of non-compete for the three months ended December 31, 2021 and 2020 amounted to $12 and $0, respectively.

Amortization of customer relationships for the three months ended December 31, 2021 and 2020 amounted to $50 and $47, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2021 and 2020 amounted to $96 and $89, respectively.

Amortization of non-compete for the six months ended December 31, 2021 and 2020 amounted to $25 and $0, respectively.

Amortization of customer relationships for the six months ended December 31, 2021 and 2020 amounted to $100 and $95, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2021	June 30, 2021
Accrued salaries, commissions and payroll taxes	$2,141	$5,407
Litigation accruals	—	900
Sales tax payable	543	645
State income taxes payable	188	774
Legal and other professional fees	11	38
Accounting fees	116	127
Self-funded health insurance reserve	—	62
Accrued interest and penalty	105	493
Other general & administrative expenses	1,513	716
Other Current Liabilities	$4,617	$9,162

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

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Dec, 31, 2021
Net revenues from external customers	$2,133	$22,346	$24,479
Inter-segment net revenues	$239	$—	$239
(Loss) Income from operations	$(27)	$6,510	$6,483
Depreciation and amortization	$68	$1,121	$1,189
Capital expenditures	$66	$869	$935

For the three months ended Dec. 31, 2020
Net revenues from external customers	$1,893	$19,271	$21,164
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(8)	$4,990	$4,982
Depreciation and amortization	$65	$977	$1,042
Capital expenditures	$70	$1,728	$1,798

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the six months ended Dec, 31, 2021
Net revenues from external customers	$4,245	$43,964	$48,209
Inter-segment net revenues	$475	$—	$475
(Loss) Income from operations	$(517)	$12,742	$12,225
Depreciation and amortization	$135	$2,223	$2,358
Capital expenditures	$187	$1,957	$2,144

For the six months ended Dec. 31, 2020
Net revenues from external customers	$3,874	$38,270	$42,144
Inter-segment net revenues	$438	$—	$438
(Loss) Income from operations	$(569)	$9,701	$9,132
Depreciation and amortization	$132	$1,878	$2,010
Capital expenditures	$90	$2,143	$2,233

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2021 and December 31, 2020, the Company paid $265 and $35 for interest, respectively.

During the six months ended December 31, 2021 and December 31, 2020, the Company paid $572 and $145 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

Other Matters

In September 2019, the Company was notified by one of its landlords that it was required to vacate the premises within 180 days under the demolition clause in the lease. The Company believed the lease renewal which was not negotiated in good faith since the renewal was negotiated in February 2018. The Company has recently relocated to a new space but the original lease provided for penalty payments in the event that the Company had not vacated the lease space. The Company had been making normal rent payments throughout the course of the arbitration proceedings. The case was settled for $900 of leasehold holdover charges which was paid in August 2021.

In September 2020, the Company entered into a settlement agreement with an unrelated third party for a claim made during March 2018 which was scheduled for arbitration. The settlement was for $1.2 million of which $900 was paid by the Company’s insurance in September 2020. The Company paid the remaining balance of $315 in September 2020.

The Company has satisfied most of its delinquencies in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $543 plus interest and penalties of approximately $60 until the remaining states have been resolved.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2021 and June 30, 2021, the Company had approximately $0 and $62, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

DECEMBER 31, 2021 and 2020

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended December 31, 2021 and 2020, the Company recorded income tax expense of $2,846 in 2021 as compared to $1,962 in 2020. The 2021 provision is comprised of a current income tax component of $409 and a deferred income tax component of $2,437. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $13,522 and a deferred tax liability of $238 as of December 31, 2021, primarily relating to net operating loss carryforwards of approximately $25,066 available to offset future taxable income through 2032. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

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

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of December 31, 2021, no such changes in ownership have occurred.

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

The net assets acquired and consideration is as follow:

Leasehold Improvements	$550
Diagnostic Equipment	100
Customer Lists	100
Covenant Not to Compete	50
Security Deposit	39
Closing costs – expensed	3
Goodwill	284
Cash Consideration Paid	$1,126

The results of operations of Rockland Management Group were diminutive and did not affect the pro forma results of operations.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2021 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2021, we reported a net income of $10.3 million on revenues of $48.2 million as compared to net income of $7.2 million on revenues of $42.1 million for the six month period ended December 31, 2020. Operating income increased from $9.1 million for the six month period ended December 31, 2020 to $12.2 million for the six month period ended December 31, 2021.

For the three month period ended December 31, 2021, we reported a net income of $5.1 on revenues of $24.5 as compared to net income of $3.9 million on revenues of $21.2 million for the three month period ended December 31, 2020.

The revenue increase, from $42.1 million for the first six months of fiscal 2021 to $48.2 million for the first six months of fiscal 2022, was primarily due to increases in patient fee revenue of $4.0 million, from $10.3 million for the first six months of fiscal 2021 to $14.3 million for the first six months of fiscal 2022. Revenues from product sales and service and repair fees increased by 9.6% from $3.9 million for the first six months of fiscal 2021 to $4.2 million for the first six months of fiscal 2022.

While our revenues increased, our costs and expenses also increased, but by a lesser amount resulting in our operating income increasing to $12.2 million for the six months ended December 30, 2021 as compared to $9.1 million for the six months ended December 31, 2020. In terms of percentages, costs and expenses increased 9.0% from $33.0 million for the first six months of fiscal 2021 to $36.0 million for the first six months of fiscal 2022, while revenues increased 14.4%, from $42.1 million for the first six months of fiscal 2021 to $48.2 million for the first six months of fiscal 2022.

Fonar’s wholly owned subsidiary, Health Management Corporation of America (“HMCA”), has the controlling interest, in Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.8% in HDM, and the investors in HDM have a 29.2% ownership interest, as compared to HMCA’s 70% ownership interest and the investors’ 30% ownership interest in HDM in fiscal 2021. This change resulted from the Company’s purchase of non-controlling interests from the minority shareholders for $546,000 in the second quarter of fiscal 2022. The management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

The most significant adverse impact on our Company in fiscal 2020 and the first half of fiscal 2021 has been the COVID-19 pandemic. Although it had seemed the worst had passed, by August 2020, subsequent events have shown a spike in new cases and the emergence of new strains of the virus. This is by no means a problem confined to our Company, but regardless of our best efforts and improved ability to cope with the pandemic, the impact on our results of operation and financial condition is potentially volatile and severe.

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

FONAR CORPORATION AND SUBSIDIARIES

One of the concerns we have are the increased strictness in enforcement of COVID-19 mandates, such as the requirement that employees in healthcare facilities be vaccinated. Another concern we have is the newer omicrom variant that is more transmissible. We are in fact facing some of these challenges now. As a result, between absences due to illness and the loss of unvaccinated employees whose duties required them to be in contact with patients, we were sometimes unable to keep a scanning facility open for all shifts. During the second quarter of fiscal 2022, the aggregate number of scans performed by the sites we manage or own declined to 45,991 scans from 48,469 scans in the first quarter of fiscal 2022. Nevertheless, we have been able to navigate through these challenges and avoid any significant disruption to our business

Forward Looking Statements

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $346,000 for the first six months of fiscal 2022 from $31,000 for the first six months of fiscal 2021. Costs related to product sales decreased from $325,000 for the six month period ended December 31, 2020 to $299,000 for the six month period ended December 31, 2021. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues increased by 1.5% from $3.8 million for the six month period ended December 31, 2020 to $3.9 million for the six month period ended December 31, 2021. The increase represents a reversal of the continuing decreases in service revenue we had been experiencing, but it is too early to determine whether this increase represents a trend or is an anomaly.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service were $1.3 million in the first six months of fiscal 2021 and $1.5 million in the first six months of fiscal 2022. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to reduce our costs of providing service.

There were approximately $353,000 in foreign revenues for the first six months of fiscal 2022 as compared to approximately $205,000 in foreign revenues for the first six months of fiscal 2021, representing an increase in foreign revenues of 72.2%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment increased to $4.2 million for the first six months of fiscal 2022 from $3.9 million for the first six months of fiscal 2021. Operating losses for our medical equipment segment decreased to an operating loss of $517,000, for the first six months of fiscal 2022 as compared to an operating loss of $569,000 for the first six months of fiscal 2021.

Diagnostic Facilities Management Services

HMCA revenues increased in the first six months of fiscal 2022 by 14.9% to $44.0 million from $38.3 million for the first six months of fiscal 2021. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 91.2% for the first six months of fiscal 2022, from 90.8% for the first six months of fiscal 2021.

HMCA’s current strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company had seen decreases in its scan volume. Nevertheless, the Company continued its program of adding additional scanners. The scan volume recovered, and even though the volume decreased again in the second quarter of fiscal 2022, it appears to be recovering in the third quarter of fiscal 2022, but the continuation of the COVID-19 virus and its omicron variant may delay the completion of the installation of some of the scanners. If scan volumes decrease however, and remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to consider reducing the size of its operations temporarily as a last resort.

New York State mandated that as of October 7, 2021, all workers at hospitals, long-term care facilities and diagnostic centers be COVID-19-vaccinated. Workers who were not vaccinated either resigned, were transferred to a non-diagnostic facility within the company, or were dismissed. The resulting reduction in the number of workers available at sites owned or managed by HMCA, has been challenging and has significantly reduced the pool of qualified and vaccinated workers. Also this is combined with the emergence of the new highly transmissible omicron variant, HMCA owned or managed sites struggling with reduced staff either cut their business hours and therefore scan fewer patients or, when possible, maintain regular business hours by paying employees who are willing to work extra hours at overtime rates. While it is too early to assess the ultimate impact, New York’s vaccination mandate and the emergence of the new omicrom variant are having a negative effect on our business in fiscal 2022.

FONAR CORPORATION AND SUBSIDIARIES

Although the COVID-19 virus and government mandates have adversely affected our marketing efforts our scan volumes in fiscal 2020 and the beginning of fiscal 2021, the number of scans performed at our centers and at our client’s centers has recovered to pre-COVID-19 levels and has increased from approximately 86,000 in the first six months of fiscal 2021 to approximately 94,000 in the first six months of fiscal 2022.

We now manage or own a total of 40 MRI scanners. Twenty-five (25) MRI scanners are located in New York and fifteen (15) are located in Florida. HMCA experienced an operating income of $12.7 million for the first six months of fiscal 2022 compared to operating income of $9.7 million for the first six months of fiscal 2021.

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

HMCA’s cost of revenues for the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 increased by 18.6% from $19.9 million to $23.6 million primarily as a result of an increase in scan volume.

Consolidated

For the first six months of fiscal 2022, our consolidated net revenues increased by 14.4% to $48.2 million from $42.1 million for the first six months of fiscal 2021, and total costs and expenses increased by 9.0% to $36.0 million from $33.0 million for the first six months of fiscal 2022 and for the first six months of fiscal 2021 respectively. As a result, our operating income increased to $12.2 million in the first six months of fiscal 2022 as compared to $9.1 million in the first six months of fiscal 2021. A decrease in selling, general and other administrative costs in particular resulted in the smaller increase of cost and expenses as compared to the increase in net revenues.

Selling, general and administrative expenses decreased to $9.9 million in the first six months of fiscal 2022 from $10.7 million in the first six months of fiscal 2021. This decrease in selling, general and administrative expenses was due mainly to less reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first six months of fiscal 2022 and 2021.

Research and development expenses decreased by 8.4% to $755,000 for the first six months of fiscal 2022 from $824,000 for the first six months of fiscal 2021.

Interest expense in the first six months of fiscal 2021 increased by 5.3% to $40,000 from $38,000 in the first six months of fiscal 2021.

Inventories increased to $2.1 million at December 31, 2021 as compared to $1.7 million at June 30, 2021.

Net management fee and medical receivables increased by 4.5% to $59.2 million at December 31, 2021 from $56.7 million at June 30, 2021 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

FONAR CORPORATION AND SUBSIDIARIES

The results of operations for the first six months of fiscal 2022 reflect an increase in revenues from management, patient and other fees, as compared to the first six months of fiscal 2021 ($44.0 million for the first six months of fiscal 2022 as compared to $38.3 million for the first six months of fiscal 2021), and a increase in MRI equipment segment revenues ($4.2 million as compared to $3.9 million). Revenues were 8.8% from the MRI equipment segment as compared to 91.2% from HMCA, for the first six months of fiscal 2022, as compared to 9.2% from the MRI equipment segment and 90.8% from HMCA for the first six months of fiscal 2021.

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

FONAR CORPORATION AND SUBSIDIARIES

In addition, FONAR has announced the publication of a book “THE CRANIOCERVICAL SYNDROME and MRI” that highlights the unique attributes of FONAR UPRIGHT® MRI Imaging (S. Karger, A.G. based in Basel, Switzerland- www.karger.com/Book/Home/261956) which has been published by S. Karger, an approximately 125 year old company and an academic publisher of scientific and medical journals and books. The seven chapter monograph examines the rapid advances in MRI made possible by the FONAR UPRIGHT® Multi-Position MRI that are transforming the treatment of patients suffering from the craniocervical syndrome (CCS). It is written by leading international experts in the field to practitioners with a better understanding of the subtle anatomy and MRI appearances at the craniocervical junction, along with insight into the clinical significance of cerebrospinal fluid (CSF) flow measurements and its potential role in generating the devastating impairments of the neurodegenerative diseases: Alzheimer’s (5.1 million patients in the United States), childhood and adult Autism (3.0 million), Parkinson’s (1.0 million), Multiple Sclerosis (250,000-350,000) and Amyotrophic Lateral Sclerosis (ALS) (30,000). It calls attention to the revolutionary importance of FONAR’s UPRIGHT® MRI imaging technology and the prospect of significantly relieving the suffering of the above totaled 9.38 million patients afflicted with these disorders.

Fonar also announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced Upright® MRI. Medical researchers at FONAR published a paper reporting a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique Upright® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which canresult in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large net volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF and the antigenic polypeptides it contains into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased by 0.8% from $44.5 million at June 30, 2021 to $44.9 million at December 31, 2021.

Cash provided by operating activities for the first six months of fiscal 2022 was $5.8 million. Cash provided by operating activities was attributable principally to net income of $10.3 million, depreciation and amortization of $2.4 million, amortization on right-to-use assets of $1.6 million, provision for bad debts of $822,000 and deferred income tax of $2.4 million, offset by an increase in accounts, management fee receivables and medical receivables of $2.4 million and a decrease in other current liabilities of $5.4 million.

Cash used in investing activities for the first six months of fiscal 2022 was $2.7 million. Cash used in investing activities during the first six months of fiscal 2022 consisted of patent costs of $38,000, purchase of non-controlling of $546,000 and the purchase of property and equipment of $2.1 million.

FONAR CORPORATION AND SUBSIDIARIES

Cash used in financing activities for the first six months of fiscal 2022 was $2.7 million. The principal uses of cash in financing activities during the first six months of fiscal 2022 were the repayment of principal on long-term debt and capital lease obligations of $13,000 and distributions to non-controlling interests of $2.7 million.

Total liabilities decreased by 5.3% to $51.3 million at December 31, 2021 from $54.1 million at June 30, 2021. “Other” current liabilities decreased by 49.6% to $4.6 million at December 31, 2021 from $9.2 million at June 30, 2021. The current portion of our service contract liabilities decreased by 7.7% to $4.0 million at December 31, 2021 as compared to $4.4 million at June 30, 2021. Customer deposits decreased from $731,000 at June 30, 2021 to $454,000 at December 31, 2021.

As of December 31, 2021, the total of $4.6 million in “other” current liabilities included accrued salaries and payroll taxes of $2.1 million, and sales taxes of $543,000 plus accrued interest and penalties of $60,000.

Our working capital increased to $97.9 million at December 31, 2021 from $88.5 million at June 30, 2021. This resulted from an increase in current assets ($108.6 million at June 30, 2021 as compared to $111.6 million at December 31, 2021), and a decrease in current liabilities from $20.0 million at June 30, 2021 to $13.7 million at December 31, 2021.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Fonar is committed to making capital expenditures for the remainder of the 2022 fiscal year, for placing an additional scanner at a new stand-alone facility located in Florida. The current estimated costs of these capital expenditures is approximately $1.0 million.

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

The Company believes that its business plan has been responsible for the past eight consecutive fiscal years and first and second fiscal quarters of fiscal 2022 of profitability and that its capital resources will be adequate to support operations through at least February 15, 2023. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company can not predict the full effect of COVID-19 for the first two fiscal quarters or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least February 15, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

FONAR CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures was effective as of the December 31, 2021, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2021 and Form 10-Q for the fiscal quarter ended September 30, 2021.

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

FONAR CORPORATION AND SUBSIDIARIES

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

10. COVID-19. Although we believe we have taken the proper steps and are making a good recovery from the impact of the first wave of the COVID-19 virus, new strains of the disease have developed and future variants may continue to develop. The relatively recent omicron variant is particularly contagious and coupled with New York State requirements that medical employees must be vaccinated if they care for patients, including our technicians and support staff caring for scanning patients, has resulted in fewer available employees and adversely affected our ability to staff a full number of shifts. The course and severity of the virus in the following months, and the ultimate and economic and medical impact it will have worldwide and at home, is uncertain.

11. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including recessions or economic slowdowns, disruptions of credit markets and military conflicts. Turbulence and uncertainty in the United States and international markets, economies and affairs may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

FONAR CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits

b)	Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on November 16, 2021, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2021.

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

Dated: February 11 2022