Form 10-K
period 2022-06-30
FONAR CORP
filed 2022-09-28
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒ ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒ .

FONAR CORPORATION AND SUBSIDIARIES

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ ..

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

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2021 based on the closing price of $14.98 per share on such date as reported on the NASDAQ System, was approximately $95.0 million. The other outstanding classes do not have a readily determinable market value.

As of September 1, 2022, 6,554,210 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Corporation of America (“HMCA”). HMCA provides management services, administrative services, billing and collection services, credentialing services, contract negotiations, compliance consulting, purchasing, IT services, hiring, conducting interviews and managing personnel, storage of medical records, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers engaged in diagnostic imaging. In addition to acting as a management company, HMCA owns and operates five diagnostic imaging facilities in Florida, where the corporate practice of medicine is permitted.

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

We must now take into account is the COVID-19 virus, which adds additional uncertainties to future expectations. Although the impact will be negative, the severity, duration and recurrence of new strains of the COVID-19 virus adds a new dimension to the challenges and uncertainty facing our business and the world economy in general.

THE UPRIGHT® MRI SCANNER

The Upright® MRI scanner is the product we are presently promoting. The Upright® MRI (also known as the “Stand-Up® MRI”) is a “whole-body” MRI, meaning it can be used to scan any part her back, the Upright® MRI permits MRI scans to be taken in a weight-bearing state. Patients can be scanned while standing, sitting, bending or lying down. This means that an abnormality or injury, such as a slipped disk, may be scanned in a weight-bearing posture, which more often than not is the position in which patients experience pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright® MRI is by design a non-claustrophobic MRI scanner. We have introduced the name “Upright®” as an alternative to “Stand-Up®” because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

As of June 30, 2022, HMCA manages a total of 41 MRI scanners. Twenty-six (26) MRI scanners are located in New York and fifteen (15) which are located in Florida. We believe that the utilization of Fonar UPRIGHT® MRI scanning systems has been a significant factor in maintaining the patient volume of the scanning facilities and our ability to cope with the effects of the COVID-19 pandemic.

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

During fiscal 2022, sales of our Upright® MRI scanners accounted for approximately 0.1% of our total revenues and 0.8% of our medical equipment revenues, as compared to 0.8% of total revenues and 10.0% of medical equipment revenues in fiscal 2021.

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

During fiscal 2022 and previously sales were made to foreign customers. CEO Matthias Schulz of Medserena, Fonar’s principal foreign sales representative and distributor, has said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.”

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

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $7.7 million in both fiscal 2022 and fiscal 2021. Our objective is to maintain service revenues at present levels or better, based on the longevity of the technology, and the refurbishments and upgrades which keep the scanners competitive with the latest techniques.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2022, we incurred expenditures of $1,494,181, none of which were capitalized, on research and development, as compared to $1,635,979, none of which were capitalized, during the fiscal year ended June 30, 2021.

FONAR CORPORATION AND SUBSIDIARIES

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

BACKLOG

Our backlog of unfilled orders at September 8, 2022 was approximately $844,000, as compared to $62,000 at September 15, 2021. It is expected that the existing backlog of orders will be filled during the 2023 fiscal year.

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

FONAR CORPORATION AND SUBSIDIARIES

We have significantly enhanced our patent position within the industry and now possess a substantial patent portfolio which provides us, under the aegis of United States patent law, “the exclusive right to make, use and sell” many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2022, 223 patents had been issued to Fonar, and approximately 10 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian’s pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

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

X-rays are the most common energy source used in imaging the body and are employed in three imaging modalities:

1.	Conventional X-ray systems, the oldest method of imaging, are typically used to image bones and teeth. The image resolution of adjacent structures that have high contrast, such as bone adjacent to soft tissue, is excellent, while the discrimination between soft tissue organs is poor because of the nearly equivalent penetration of x-rays.

2.	Computerized Tomography, also referred to as “CT”, systems couple computers to x-ray instruments to produce cross-sectional images of particular large organs or areas of the body. The CT scanner addresses the need for images, not available by conventional radiography, that display anatomic relationships spatially. However, CT images are generally limited to the transverse plane and cannot readily be obtained in the two other planes, sagittal and coronal. Improved picture resolution is available at the expense of increased exposure to x-rays from multiple projections. Furthermore, the pictures obtained by this method are computer reconstructions of a series of projections and, once diseased tissue has been detected, CT scanning cannot be focused for more detailed pictorial analysis or obtain a chemical analysis.

3.	Digital radiography systems add computer image processing capability to conventional x-ray systems. Digital radiography can be used in a number of diagnostic procedures which provide continuous imaging of a particular area with enhanced image quality and reduced patient exposure to radiation.

FONAR CORPORATION AND SUBSIDIARIES

4.	Nuclear medicine systems, which are based upon the detection of gamma radiation generated by radioactive pharmaceuticals introduced into the body, are used to provide information concerning soft tissue and internal body organs and particularly to examine organ function over time.

5.	Ultrasound systems emit, detect and process high frequency sound waves reflected from organ boundaries and tissue interfaces to generate images of soft tissue and internal body organs. Although the images are substantially less detailed than those obtainable with x-ray methods, ultrasound is generally considered harmless and therefore has found particular use in imaging the pregnant uterus.

6.	X-ray machines, ultrasound machines, digital radiography systems and nuclear medicine compete with the MRI scanners by offering significantly lower price and space requirements. However, Fonar believes that the utility of the images produced by its MRI scanners is generally superior to the utility of the images produced by those other methodologies.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Diagnostics Management, LLC (HDM) is owned by Health Management Corporation of America (70.8%) and investors (29.2%). Health Management Corporation of America is owned 100% by Fonar Corporation. During the current fiscal year, the Company purchased non-controlling interests from the minority shareholders for $546,000.

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

FONAR CORPORATION AND SUBSIDIARIES

As of June 30, 2022, HMCA managed a total of 41 MRI scanners of which twenty-six (26) scanners are located in New York and fifteen (15) scanners are located in Florida. For the 2022 fiscal year, the revenues HMCA recognized from the MRI facilities has increased to $89.4 million from $80.9 million in fiscal 2021. Five of the facilities in Florida are owned by HMCA subsidiaries, where the corporate practice of medicine is permitted.

We believe the utilization of FONAR Upright® MRI scanning systems, which are produced under the protection of our patents, accounts for the historically robust patient volume at the scanning facilities and, most recently, our steady recovery from the effects of the COVID-19 pandemic. During fiscal 2022, a scanner was added in New York, NY along with an additional scanner in this location, and an additional scanner was installed in Pembroke Pines, Florida

HMCA GROWTH STRATEGY

HMCA’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it either owns or manages for its clients, including new sites. In connection with improving the performance of the facilities, we have added high field MRI scanners, extremity scanners and x-ray machines to the Upright® MRI scanners at certain of the sites where such additional diagnostic imaging modalities are expected to produce the greatest return. In addition we plan to install two new facilities in fiscal 2023: one in New York and one in Florida.

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

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2021, the aggregate amount of management fees was $4,897,720 per month. In fiscal 2022, the aggregate amount of management fees was $4,865,443 per month.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three HMCA-managed MRI facilities in Florida. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2022, the aggregate monthly amount of management fees payable to HMCA by these sites was $995,825 as compared to $931,561 in fiscal 2021.

The Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debts were $29,582,238 in fiscal 2022 as compared to $23,307,389 in fiscal 2021.

FONAR CORPORATION AND SUBSIDIARIES

HMCA had previously contracted with an outside billing company (located in Melville, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $85,000 for HMCA in part of fiscal 2021. This contract was terminated as of January 1, 2021. The Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884.

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

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Five facilities in New York and seven facilities in Florida have two or more MRI scanners. One facility in New York and two in Florida also perform X-rays. During fiscal 2022, a second MRI was installed at our Pembroke Pines, Florida facility and in one of our New York, NY facilities.

REIMBURSEMENT

HMCA’s clients receive reimbursements for their services through Medicare, Medicaid, managed care, private commercial insurance, third party administrators, Workers’ Compensation, No-Fault and other insurance.

Medicare

FONAR CORPORATION AND SUBSIDIARIES

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

CMS’ 2010 regulatory changes to the MPFS included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2022, Medicare revenues represented approximately 3.2% of the revenues for HMCA’s clients and subsidiaries as compared to 3.4% for the fiscal year ended June 30, 2021.

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2022, approximately 0.07% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.09% in fiscal 2021. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

Managed Care and Private Insurance.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

In fiscal 2022, approximately 3.2% of the revenues of HMCA’s clients were attributable to Medicare and 0.07% were attributable to Medicaid. In fiscal 2021, approximately 3.4% of the revenues of HMCA’s clients were attributable to Medicare and 0.09% were attributable to Medicaid.

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

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers’ compensation programs. For the fiscal year ended June 30, 2022 approximately 57.7% of our clients’ receipts were from patients covered by no-fault insurance and approximately 8.6% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2021, approximately 55.5.% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 9.4% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

EMPLOYEES

FONAR CORPORATION AND SUBSIDIARIES

Fonar and HMCA had approximately 484 employees as of September 12, 2022. This total number included employees engaged in production, customer support, research and development, information technology, employees engaged in marketing and sales, billing and collection, legal and compliance matters, as well as transcriptionists, Florida technologists, field service technicians and individuals in various administrative positions. A significant number of employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

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

10.	COVID-19. Although we believe we have taken the proper steps and made a good recovery from the impact of the first wave of the COVID-19 virus, new strains of the disease have developed and future variants may continue to develop. The relatively recent new variants are particularly contagious and coupled with New York State requirements that medical employees must be vaccinated if they care for patients, including our technicians and support staff caring for scanning patients, has resulted in fewer available employees and adversely affected our ability to staff a full number of shifts. The course and severity of the virus in the following months, and the ultimate economic and medical impact it will have worldwide and at home, is uncertain.

11.	Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our liquidity, financial condition, revenues, profitability and business operations generally.

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

FONAR CORPORATION AND SUBSIDIARIES

Fiscal Quarter			High	Low
January -	March	2018	$29.95	$22.15
April -	June	2018	$30.10	$25.31
July -	September	2018	$28.80	$23.70
October -	December	2018	$25.77	$19.63
January	March	2019	$23.85	$20.01
April -	June	2019	$23.00	$18.85
July -	September	2019	$25.25	$20.44
October -	December	2019	$20.94	$19.07
January -	March	2020	$20.24	$11.00
March -	June	2020	$25.99	$13.85
July -	September	2020	$26.49	$20.31
October -	December	2020	$22.49	$16.74
January -	March	2021	$20.40	$17.31
April -	June	2021	$19.18	$16.58
July -	September	2021	$18.04	$15.22
October -	December	2021	$18.94	$14.32
January -	March	2022	$19.32	$14.24
April -	June	2022	$19.13	$14.80
July -	September 14,	2022	$15.44	$13.56

Performance Graph

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 29, 2018 and ending on June 30, 2022 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”); and (b) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”) during such period, assuming a $100 investment on June 29, 2018. The stock price performance on the graph below is not necessarily indicative of future price performance.

Relative Dollar Values

TOTAL RETURN	June 29, 2018	June 28, 2019	June 30, 2020	June 30, 2021	June 30, 2022
Fonar Common Stock	$100	$81	$80	$67	$57
Nasdaq Composite	$100	$108	$137	$199	$152
Nasdaq Health	$100	$103	$118	$163	$199
Nasdaq Medical Equipment	$100	$119	$127	$184	$154

FONAR CORPORATION AND SUBSIDIARIES

STOCK PERFORMANCE GRAPH
$200
$150
$100
$50
$0
June 29, 2018
June 28, 2019
June 30, 2020
June 30, 2021
June 30, 2022
Fonar Common Stock
Nasdaq
Nasdaq−Med
Nasdaq−Hea

On September 14, 2022, we had approximately 1,006 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,155 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2022. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

FONAR CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS For the periods ending June 30,
	2022	2021	2020	2019	2018
Revenues	$97,592,145	$89,929,765	$85,690,462	$87,192,887	$81,515,994
Cost of	$50,578,201	$46,456,127	$43,296,825	$43,984,593	$41,950,770
Revenues

Research and	$1,494,181	$1,635,979	$2,025,376	$1,812,347	$1,755,747
Development
Expenses

Basic Net	$17,234,388	$13,673,811	$11,704,733	$20,513,674	$25,452,185
Income

Basic Net	$1.78	$1.47	$1.20	$2.26	$3.16
Income per common
Share

Diluted Net	$1.75	$1.45	$1.18	$2.22	$3.10
Income per common
Share

Basic	6,554,209	6,505,283	6,443,713	6,354,103	6,287,510
Weighted average numbe r of shares outstanding

Diluted	6,681,713	6,632,787	6,571,217	6,481,607	6,415,014
Weighted average number of shares outstanding

BALANCE SHEET DATA
Working	$101,937,320	$88,534,063	$77,226,104	$70,998,783	$52,497,840
Capital

Total Assets	$199,341,982	$189,506,195	$180,259,380	$133,560,210	$118,310,945

Long-term debt and obligations under capital leases	$993,670	$1,808,685	$2,116,587	$273,112	$306,035

Stockholder’s equity	$146,236,281	$135,370,125	$126,242,616	$118,112,103	$102,234,471

FONAR CORPORATION AND SUBSIDIARIES

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

Since March, 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international economies which have adversely affected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. At the end of fiscal 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP) and Medicare advances/stimulus payments. During fiscal 2022, the PPP loan was forgiven in its entirety. During fiscal 2022, the Company had to deal with increased strictness in the enforcement of COVID-19 mandates, such as the requirement that employees in healthcare facilities be vaccinated, along with the newer variants that are more transmissible. As a result, the Company experienced absences due to illness and the loss of unvaccinated employees whose duties required them to be in contact with patients. Due to these conditions, The Company was sometimes unable to keep scanning facilities open for all shifts and as a result there was a slight decrease in scans during the second quarter of fiscal 2022. The Company has been able to navigate through these challenges and avoid any significant disruption of the business and the volume has risen back almost to pre-COVID-19 levels. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

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

At June 30, 2021, the net deferred tax asset was valued at $15,958,961. At June 30, 2022, the net deferred tax asset was valued at $12,842,478.

FONAR CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS. FISCAL 2022 COMPARED TO FISCAL 2021

In fiscal 2022, we recognized net income of $17.2 million on revenues of $97.6 million, as compared to net income of $13.7 million on revenues of $89.9 million for fiscal 2021. This represents an increase in revenues of 8.5%. Patient fee revenue net of contractual allowances increased by 26.9%. Total costs and expenses increased by 3.8%. Our consolidated operating results increased by 28.7% to an operating income of $22.0 million for fiscal 2022 as compared to operating income of $17.1 million for fiscal 2021.

FONAR CORPORATION AND SUBSIDIARIES

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2022 Compared to Fiscal 2021

Revenues attributable to our medical equipment segment decreased by 9.1% to $8.2 million in fiscal 2022 from $9.0 million in fiscal 2021, with product sales revenues decreasing by 59.8% from $1.3 million in fiscal 2021 to $518,000 in fiscal 2022. Service revenue remained constant from $7.7 million in fiscal 2021 and in fiscal 2022.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties decreased by 59.8% in fiscal 2022 from $1.3 million in fiscal 2021 to $518,000 in fiscal 2022. There were no product sales to related parties in fiscal 2022 or 2021.

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

The operating loss for the medical equipment segment increased from an operating loss of $3.4 million in fiscal 2021 to an operating loss of $4.6 million in fiscal 2022. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues. The increase in costs was primarily due to the increase in business activity which resulted in our increased revenues.

We recognized revenues of $62,000 from the sale of our Upright® MRI scanners in fiscal 2022, while in fiscal 2021, we recognized revenues of $733,000 from the sale of Upright® MRI scanners.

Research and development expenses decreased to $1.5 million in fiscal 2022 from $1.6 million in fiscal 2021. Our expenses for fiscal 2021 represented continued research and development of various upgrades for the Upright® MRI scanner. The reason for the decrease in research and development was due mainly to supply chain related delays due to the COVID-19 pandemic.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2022 Compared to Fiscal 2021

Revenues attributable to the Company’s physician and diagnostic services management segment, HMCA, increased to $89.4 million in fiscal 2022 as compared to $80.9 million in fiscal 2021. The increase in revenues was due to an increase of $6.3 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by five of the facilities in Florida. Also management and other fees increased by $2.2 million due to two additional scanners being installed in existing facilities.

FONAR CORPORATION AND SUBSIDIARIES

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $42.6 million or 52.7% of related revenues for the year ended June 30, 2021 to $47.1 million, or 52.7% of related revenues for the year ended June 30, 2022. The revenues increased more than the costs relating to these revenues.

Operating results of this segment increased from operating income of $20.5 million in fiscal 2021 to operating income of $26.6 million in fiscal 2022. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

For the fiscal years ended June 30, 2022 and June 30, 2021 11.8% and 12.2%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the Chairman of the Board and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

Discussion of Certain Consolidated Results of Operations

Fiscal 2022 Compared to Fiscal 2021

Interest and investment income decreased in 2022 compared to 2021. We recognized interest income of $247,158 in 2022 as compared to $311,931 in fiscal 2021, representing a decrease of 20.8%.

Interest expense of $346,552 was recognized in fiscal 2022, as compared to interest expense of $248,665 in fiscal 2021. The increase in interest expense is attributable to an assessment of additional taxes and interest in connection with a state income tax audit.

The 29.2% noncontrolling interest allocations of $4,793,000 and $3,466,000 for fiscal 2022 and fiscal 2021 respectively, have been calculated by Income from operations, and adding depreciation and amortization net of miscellaneous losses and other income from the Physician and Diagnostic Service Management segment (See Note 17).

While revenue increased by 8.5% selling, general and administrative expenses decreased by 5.0% to $23.5 million in fiscal 2022 from $24.7 million in fiscal 2021. This increase in revenues was almost exclusively due to less reserves placed on service contracts and management fees and other receivables resulting from the COVID-19 pandemic as compared to fiscal 2021. It is too early to know how much of these reserves will be recovered. Also Fonar resolved certain sales tax liabilities during the year and was able to reverse accrued interest and penalties of $119,000 which was recorded under selling, general and administrative expenses.

The compensatory element of stock issuances decreased from $83,277 in fiscal 2021 to $0 in fiscal 2022.

Revenue from service and repair fees remained constant at $7.7 million in fiscal 2021 to and fiscal 2022.

FONAR CORPORATION AND SUBSIDIARIES

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2022 we continued our investment in the development of various upgrades for the UPRIGHT® MRI, with an investment of $1,494,181 in research and development, none of which was capitalized, as compared to $1,635,979, none of which was capitalized, in fiscal 2021. The research and development expenditures were approximately 18.2% of revenues attributable to our medical equipment segment and 1.5% of total revenues in 2022, and 18.1% of medical equipment segment revenues and 1.8% of total revenues in fiscal 2021. This represented a 8.7% decrease in research and development expenditures in fiscal 2022 as compared to fiscal 2021.

For the physician and diagnostic services management segment, HMCA, revenues increased to $89.3 million in fiscal 2022 as compared to $80.9 million in fiscal 2021. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2022 the Company recorded an income tax expense of $5.5 million compared with an income tax expense of $4.0 million for 2021. The income tax benefits are attributable to the expected tax benefits associated with the projected realization and utilization of our net operating losses in future periods. The Company has recorded a deferred tax asset of $12.8 million as of June 30, 2022, primarily relating to the tax benefits from the net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income. Although the Company is expecting to generate taxable income in future periods, they cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, and the severity and the duration of the COVID-19 virus, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents increased by 9.6% from $44.5 million at June 30, 2021 to $48.7 million at June 30, 2022.

Cash provided by operating activities for fiscal 2022 approximated $15.3 million. Cash provided by operating activities was attributable to the net income of $17.2 million, depreciation and amortization of $4.5 million, deferred income tax expense benefit of $3.1 million which was offset by the increase in accounts, and medical and management fee receivables of $5.6 million.

Cash used in investing activities for fiscal 2022 approximated $5.2 million. The cash used in investing activities was attributable to purchases of property and equipment of $4.5 million, purchase of noncontrolling interests of $546,000 and costs of patents of $88,000.

Cash used in financing activities for fiscal 2021 approximated $5.9 million. The principal uses of cash used in financing activities included the repayment of borrowings and capital lease obligations of $37,000, and distributions to non-controlling interests of $5.8 million.

Total liabilities decreased slightly by 1.9% during fiscal 2022, from approximately $54.1 million at June 30, 2021 to approximately $53.1 million at June 30, 2022.

FONAR CORPORATION AND SUBSIDIARIES

At June 30, 2022, we had working capital of approximately $101.9 million as compared to working capital of $88.5 million at June 30, 2021, and stockholders’ equity of $146.2 million at June 30, 2022 as compared to stockholders’ equity of $135.4 million at June 30, 2021. For the year ended June 30, 2022, we realized a net income of $17.2 million.

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. As of June 30, 2022, HMCA manages a total of 41 MRI scanners of which 26 MRI scanners are located in New York and 15 are located in Florida. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $7.7 million for the year ended June 30, 2021 and $7.7 million for the year ended June 30, 2022.

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

Capital expenditures for fiscal 2022 approximated $4.6 million. Capitalized patent costs were approximately $88,000. Purchases of property and equipment were approximately $4.5 million.

Fonar is committed to making capital expenditures in the 2023 fiscal year, for placing two scanners at facilities located in Florida and New York. The facility in Florida will be a new stand-alone facility and the facility in New York will also be a new stand-alone facility. The current estimated costs of these capital expenditures is approximately $3.1 million.

FONAR CORPORATION AND SUBSIDIARIES

The Company believes that its business plan has been responsible for the past five consecutive fiscal years of profitability (fiscal 2022, fiscal 2021, fiscal 2020, fiscal 2019 and fiscal 2018) and that its capital resources will be adequate to support operations at current levels through September 30, 2023.

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices.

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

 ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	46

CONSOLIDATED BALANCE SHEETS	49
At June 30, 2022 and 2021

CONSOLIDATED STATEMENTS OF INCOME	52
For the Years Ended June 30, 2022 and 2021

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	54
For the Years Ended June 30, 2022 and 2021

CONSOLIDATED STATEMENTS OF CASH FLOWS	56
For the Years Ended June 30, 2022 and 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the net realizable value of patient accounts receivable included the following:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of certain controls that address the risks of material misstatement relating to the measurement of service fee revenue and receivables.

●	We tested informational technology general controls around the Company’s billing system and associated database.

●	We evaluated management’s methodology and related assumptions, including cash collections, by comparing actual results to management’s historical estimates.

●	We evaluated management’s methodology and related assumptions, including cash collections, by comparing actual results to management’s historical estimates.

●	We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and non-cash adjustments.

●	We tested the contractual rates set forth by the third-party payers which are input into the Company’s billing system and then billed to patients and/or third-party payers.

●	We tested the mathematical accuracy of the estimates applied to period-end accounts receivable.

●	We evaluated the appropriateness of the industry, economic, and Company factors that were used in determining the net realizable value of patient accounts receivable.

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

New York, New York

September 28, 2022

FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2022	2021
Current Assets:
Cash and cash equivalents	$48,722,977	$44,460,411
Short term investments	32,326	32,177
Accounts receivable – net of allowances for doubtful accounts of $204,597 and $442,270 at June 30, 2022 and 2021, respectively	4,335,956	4,525,435
Accounts receivable – related party	—	11,977
Medical receivables – net	20,108,989	17,900,489
Management and other fees receivable – net of allowances for doubtful accounts of $16,627,917 and $15,786,878 at June 30, 2022 and 2021, respectively	33,419,219	30,947,863
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $4,686,893 and $4,184,399 at June 30, 2022 and 2021, respectively	8,602,561	7,814,250
Inventories	2,359,821	1,663,419
Prepaid expenses and other current assets	1,104,325	1,227,463
Total Current Assets	118,686,174	108,583,484
Accounts receivable – long term	1,871,890	2,879,946
Deferred income tax asset	12,842,478	15,958,961
Property and equipment – net	22,281,791	21,850,139
Right-of-use-asset – operating leases	34,232,109	30,133,285
Right-of-use-asset – financing lease	928,109	1,126,990
Goodwill	4,269,277	4,269,277
Other intangible assets – net	3,703,885	4,037,599
Other assets	526,269	666,514
Total Assets	$199,341,982	$189,506,195

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2022	2021
Current Liabilities:
Current portion of long-term debt and capital leases	$40,078	$173,206
Accounts payable	1,551,269	1,866,035
Other current liabilities	6,417,227	9,162,118
Operating lease liability – current portion	3,880,129	3,533,656
Financing lease liability – current portion	210,140	202,741
Unearned revenue on service contracts	4,288,766	4,365,825
Customer deposits	361,245	731,101

Contract liabilities	—	14,739
Total Current Liabilities	16,748,854	20,049,421
Long-Term Liabilities:
Unearned revenue on service contracts	1,857,257	2,800,522
Deferred income tax liability	215,726	238,316
Due to related party medical practices	92,663	92,663
Operating lease liability – net of current portion	33,090,990	28,975,132
Financing lease liability – net of current portion	838,291	1,048,431
Long-term debt and capital leases, less current portion	155,379	760,254
Other liabilities	106,541	171,331
Total Long-Term Liabilities	36,356,847	34,086,649
Total Liabilities	53,105,701	54,136,070

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS’ EQUITY

	June 30,
	2022	2021
Stockholders’ Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2022 and 2021, 313,438 issued and outstanding at June 30, 2022 and 2021	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2022 and 2021, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2022 and 2021, 6,565,853 issued at June 30, 2022 and 2021,6,554,210 outstanding at June 30, 2022 and 2021	657	657
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2022 and 2021, 146 issued and outstanding at June 30, 2022 and 2021	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2022 and 2021, 382,513 issued and outstanding at June 30, 2022 and 2021	38	38
Paid-in capital in excess of par value	184,531,535	185,100,976
Accumulated deficit	(33,566,757)	(46,007,663)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2022 and 2021	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	150,290,114	138,418,649
Noncontrolling interests	(4,053,833)	(3,048,524)
Total Stockholders’ Equity	146,236,281	135,370,125
Total Liabilities and Stockholders’ Equity	$199,341,982	$189,506,195

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2022	2021
Revenues
Patient fee revenue, net of contractual allowances and discounts	$29,582,238	$23,307,389
Product sales – net	517,939	1,288,483
Service and repair fees – net	7,590,865	7,638,608
Service and repair fees – related parties – net	110,000	110,000
Management and other fees – net	48,226,787	46,609,449
Management and other fees – related party medical practices – net	11,564,316	10,975,836
Total Revenues – Net	97,592,145	89,929,765
Costs and Expenses
Costs related to product sales	416,814	1,032,676
Costs related to service and repair fees	2,991,069	2,740,625
Costs related to service and repair fees – related parties	43,344	39,466
Costs related to patient fee revenue	13,307,819	10,917,635
Costs related to management and other fees	27,251,268	25,384,557
Costs related to management and other fees – related party medical practices	6,567,887	6,341,168
Research and development	1,494,181	1,635,979
Selling, general and administrative, inclusive of compensatory element of stock issuances of $0 and $83,277 for the years ended June 30, 2022 and 2021 respectively	23,512,581	24,740,044
Total Costs and Expenses	75,584,963	72,832,150
Income from Operations	22,007,182	17,097,615
Other Income and (Expenses):
Interest expense	(346,552)	(248,665)
Investment income	247,158	311,931
Other income	861,087	504,450
Income before provision for income taxes and noncontrolling interests	22,768,875	17,665,331
Provision for Income Taxes	(5,534,487)	(3,991,520)
Net Income	$17,234,388	$13,673,811
Net Income – Noncontrolling Interests	(4,793,482)	(3,466,223)
Net Income – Attributable to FONAR	$12,440,906	$10,207,588

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	2022	2021
Net Income Available to Common Stockholders	$11,690,796	$9,592,134
Net Income Available to Class A Non-Voting Preferred Stockholders	$559,072	$458,710
Net Income Available to Class C Common Stockholders	$191,038	$156,744
Basic Net Income Per Common Share Available to Common Stockholders	$1.78	$1.47
Diluted Net Income Per Common Share Available to Common Stockholders	$1.75	$1.45
Basic and Diluted Income Per Share – Class C Common	$0.50	$0.41
Weighted Average Basic Shares Outstanding – Common Stockholders	6,554,209	6,505,283
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,681,713	6,632,787
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance, July 1, 2020	$31	6,447,463	$647	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	106,747	10	—
Payments on notes receivable from employee stockholders	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2021	$31	6,554,210	$657	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	—	—	—
Buyout of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2022	$31	6,554,210	$657	$38

	Paid-in Capital in Excess of Par Value	Accumulated Deficit
Balance, July 1, 2020	$183,076,888	$(56,215,251)
Net income	—	10,207,588
Stock issued to employees under stock bonus plans	2,024,088	—
Distributions to noncontrolling interests	—	—

Balance, June 30, 2021	$185,100,976	$(46,007,663)
Net income	—	12,440,906
Stock issued to employees under stock bonus plans	—	—
Buyout of noncontrolling interests	(569,441)	—
Distributions to noncontrolling interests	—	—
Balance, June 30, 2022	$184,531,535	$(33,566,757)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Treasury Stock	Noncontrolling Interests	Total
Balance, July 1, 2020	$(675,390)	$55,253	$126,242,216
Net income	—	3,466,223	13,673,811
Stock issued to employees under stock bonus plans	—	—	2,024,098
Distributions to noncontrolling interests	—	(6,570,000)	(6,570,000)
Balance, June 30, 2021	$(675,390)	$(3,048,524)	$135,370,125
Net income	—	4,793,482	17,234,388
Stock issued to employees under stock bonus plans	—	—	—
Buyout of noncontrolling interests	—	23,441	(546,000)
Distributions to noncontrolling interests	—	(5,822,232)	(5,822,232)
Balance, June 30, 2022	$(675,390)	$(4,053,833)	$146,236,281

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021
Net Income	$17,234,388	$13,673,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,535,236	4,081,687
Provision for bad debts	1,343,533	5,585,989
Deferred income tax - net	3,093,893	2,855,006
Income tax receivable	—	671,185
Amortization on right-of-use assets	4,000,131	1,458,053
Compensatory element of stock issuances	—	83,277
Stock issued for costs and expenses	—	1,940,821
Abandoned patents	—	534
Gain on forgiveness of PPP loan	(700,764)	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(5,602,188)	(12,110,859)
Notes receivable	43,334	46,944
Contract assets	—	152,833
Inventories	(696,402)	(14,649)
Prepaid expenses and other current assets	90,638	526,425
Other assets	129,411	(18,087)
Increase (decrease) in operating liabilities, net:
Accounts payable	(314,766)	(99,224)
Other current liabilities	(3,765,215)	1,382,497
Customer advances	(369,856)	(123,478)
Operating lease liabilities	(3,437,743)	(965,825)
Financing lease liabilities	(202,741)	(74,698)
Contract liabilities	(14,739)	14,739
Other liabilities	(64,790)	21,020
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,301,360	19,088,001

FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued

	For the Years Ended June 30,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,545,292)	(3,533,091)
Proceeds of Short term investment	(149)	(293)
Purchase of imaging center	—	(1,122,508)
Purchase of noncontrolling interests	(546,000)	—
Cost of patents	(87,882)	(163,705)
NET CASH USED IN INVESTING ACTIVITIES	(5,179,323)	(4,819,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(37,239)	(103,335)
Proceeds from debt	—	63,000
Distributions to noncontrolling interests	(5,822,232)	(6,570,000)
NET CASH USED IN FINANCING ACTIVITIES	(5,859,471)	(6,610,335)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,262,566	7,658,069

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	44,460,411	36,802,342

CASH AND CASH EQUIVALENTS - END OF YEAR	$48,722,977	$44,460,411

FONAR CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

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

On July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and HDM. Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. During the year ended June 30, 2022, the Company purchased noncontrolling interests for $546,000 giving the Company a direct ownership interest of 70.8% and the investors’ a 29.2% ownership interest. The entire management of diagnostic imaging centers business segment is now being conducted by HDM.

Since March 2020 the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. The Company experienced a sudden drop in scan volume for a short term period and the Company has been steadily recovering to pre-COVID-19 levels. At the end of fiscal year ending June 30, 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company also received some government stimulus funds from the Paycheck Protection Program (‘PPP’) program and Medicare advances/stimulus payments. The Company has been able to navigate through these challenges and avoid any significant disruption of the business and the volume has risen back almost to pre-COVID-19 levels. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

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

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $2,783,000 and $2,051,000 for the years ended June 30, 2022 and 2021 respectively. The estimated useful lives in years are generally as follows:

Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	3–10
Building	28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

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

2) Non-Competition Agreements

The non-competition agreements are being amortized on the straight-line basis over the length of the agreement (7 years).

3) Customer Relationships

Amortization is calculated on the straight line basis over 20 years.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually at the end of each fiscal year and more frequently when negative conditions or a triggering event arises. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss, if any.

Acquired assets and assumed liabilities

Pursuant to ASC No. 805, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company adjusts the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the “PCs”). As of June 30, 2022, the Company has 22 management agreements of which 3 were with PC’s owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR until his unexpected death in August 2022 (“the Related medical practices”) and 19 are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $77,000 to $447,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company records a provision for bad debts for estimated uncollectible fees, which is reflected in other operating expenses on the Statement of Operations.

The Company currently recognizes revenue in accordance with the recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

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

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2022 and 2021 are summarized in the following table.

	For the Years Ended June 30
	2022	2021
Commercial Insurance/ Managed Care	$4,248,708	$4,100,440
Medicare/Medicaid	1,060,920	968,055
Workers’ Compensation/Personal Injury	17,907,335	15,011,111
Other	6,365,275	3,227,783
Net Patient Fee Revenue	$29,582,238	$23,307,389

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

JUNE 30, 2022 and 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $634,000 and $633,000 and for the years ended June 30, 2022 and 2021, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $7,391 and $8,215 for the years ended June 30, 2022 and 2021 respectively.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2022 and 2021.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2022 and 2021, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	June 30, 2022
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$12,440,906	$11,690,796	$191,038
Denominator:
Weighted average shares outstanding	6,554,209	6,554,209	382,513
Basic income per common share	$1.90	$1.78	$0.50
Diluted
Denominator:
Weighted average shares outstanding		6,554,209	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,681,713	382,513
Diluted income per common share		$1.75	$0.50

	June 30, 2021
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$10,207,588	$9,592,134	$156,744
Denominator:
Weighted average shares outstanding	6,505,283	6,505,283	382,513
Basic income per common share	$1.57	$1.47	$0.41
Diluted
Denominator:
Weighted average shares outstanding		6,505,283	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,632,787	382,513
Diluted income per common share		$1.45	$0.41

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short Term Investments

Short term investments include certificates of deposit with original maturities of greater than 90 days.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2022, the Company had cash on deposit of approximately $46,834,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 12% of the consolidated net revenues for the years ended June 30, 2022 and 2021. Net management fee receivables from the related party medical practices accounted for approximately 13% of the consolidated accounts receivable for the years ended June 30, 2022 and 2021.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2022 and 2021, as required by ASC topic 820, “Disclosures about Fair Value of Financial Instruments”. Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include, Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

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

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2022 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2022 or 2021, and it does not believe that any of those standards will have a significant impact on our consolidated financial statements at the time they become effective.

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

JUNE 30, 2022 and 2021

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following three years at June 30, 2022 is as follows:

Receivables - Non Current - net
2024	$1,097,015
2025	620,230
2026	140,012
Total	$1,857,257

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 65%, respectively, of the PCs’ 2022 and 2021 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management’s expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 12% and 12%, of the consolidated net revenues for the years ended June 30, 2022 and 2021, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2022 and 2021.

Total Facilities

	For the Year Ended June 30,
	2022	2021
Total Facilities Owned or Managed (at Beginning of Year)	27	25
Facilities Added by:
Acquisition	—	1
Internal development	—	1
Managed Facilities Closed	—	—
Total Facilities Owned or Managed (at End of Year)	27	27

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

Information relating to uncompleted contracts as of June 30, 2022 and 2021 about contract assets and contract (liabilities) is as follows:

	As of June 30,
	2022	2021
Costs incurred on uncompleted contracts	$—	$294,783
Estimated earnings	—	567,978
Costs and estimated earnings on uncompleted contracts	—	862,761
Less: Billings to date	—	877,500
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$(14,739)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2022	2021
Purchased parts, components and supplies	$2,125,805	$1,393,329
Work-in-process	234,016	270,090
Inventories	$2,359,821	$1,663,419

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2022 and 2021, is comprised of:

	As of June 30,
	2022	2021
Diagnostic equipment	$31,304,258	$29,826,829
Research, development and demonstration equipment	6,199,941	6,029,551
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,484,525	3,450,664
Leasehold improvements	14,087,581	12,961,887
Building	939,614	939,614
	58,084,974	55,277,600
Less: Accumulated depreciation and amortization	35,803,183	33,427,461
	$22,281,791	$21,850,139

Depreciation and amortization of property and equipment for the years ended June 30, 2022 and 2021 was $4,113,640 and $3,696,986, respectively. During fiscal year ended June 30 2022, the Company wrote off fully depreciated assets of $1,737,918 that related to a location that was previously closed.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 7 – OPERATING & FINANCING LEASES

In July 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee.. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have also elected the transition package of thee practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs.

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 10 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company. A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of June 30, 2022 is as follows:

Reconciliation of operating and financing lease payments
Year Ending June 30,	Operating Lease Payments	Financing Lease Payments
2023	$5,512,691	$244,343
2024	5,355,310	244,343
2025	5,256,243	244,343
2026	4,829,443	244,343
2027	3,781,761	162,897
Thereafter	22,529,257	—
Present value discount	(10,293,586)	(91,838)
Total lease liability	$36,971,119	$1,048,431

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 7 – OPERATING & FINANCING LEASES (CONTINUED)

Weighted Average Remaining Lease Term

Operating leases - years	10.9
Finance lease - years	4.6
Weighted Average Discount Rate
Operating leases	4.9%
Finance lease	3.6%

The components of lease expense were as follows:

Components of lease expense
	For Year Ended June 30,
	2022	2021
Operating lease cost	$5,668,199	$6,145,701
Finance lease cost:
Depreciation of leased equipment	$198,881	$198,881
Interest on lease liabilities	41,603	47,472
Total finance lease cost	$240,484	$246,353

Supplemental cash flow information related to leases was as follows:

Supplemental cash flow information related to leases
	For year ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows from operating leases	$5,133,369	$4,970,934
Financing cash flows from financing leases	$244,344	$130,038
Right-of-use & equipment assets obtained in exchange for lease obligations:
Operating leases	$7,900,074	$1,531,889

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 8 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2022 and 2021 are comprised of:

	As of June 30,
	2022	2021
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	5,332,774	5,244,892
Non-competition agreements	4,150,000	4,150,000
Customer relationships	3,900,000	3,900,000
	20,387,621	20,299,739
Less: Accumulated amortization	16,683,736	16,262,140
	$3,703,885	$4,037,599

The estimated amortization of other intangible assets for the five years ending June 30, 2027 and thereafter is as follows:

Schedule Of Other Intangible Assets For the Years Ending June 30,	Total	Patents and Copyrights	Customer Relationships
2023	$386,747	$186,747	$200,000
2024	386,446	186,446	200,000
2025	381,491	181,491	200,000
2026	378,866	178,866	200,000
2027	368,206	168,206	200,000
Thereafter	1,802,129	687,962	1,114,167
Other intangible assets - net	$3,703,885	$1,589,718	$2,114,167

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 8 - OTHER INTANGIBLE ASSETS (CONTINUED)

The weighted average amortization period for other intangible assets is 10.9 years and they have no expected residual value.

Information related to the above intangible assets for the years ended June 30, 2022 and 2021 is as follows:

Other Intangible Assets
	As of June 30,
	2022	2021
Balance – Beginning of Year	$4,037,599	$4,109,129
Amounts capitalized	87,882	313,705
Software or patents written off	—	(534)
Amortization	(421,596)	(384,701)
Balance – End of Year	$3,703,885	$4,037,599

Amortization of patents and copyrights for the years ended June 30, 2022 and 2021 amounted to $184,096 and $179,701, respectively.

Amortization of non-competition agreements for the years ended June 30, 2022 and 2021 amounted to $37,500 and $12,500, respectively.

Amortization of customer relationships for the years ended June 30, 2022 and 2021 amounted to $200,000 and $192,500, respectively.

NOTE 9 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2022 and 2021.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 9 - CAPITAL STOCK (CONTINUED)

Class C Common Stock

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2022, 450,177 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2022 and 2021, 0 and 106,747 shares were issued respectively, of which $0 and $83,277 were expensed and included in selling, general and administrative expenses for the years ended June 30, 2022 and 2021, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 9 - CAPITAL STOCK (CONTINUED)

Options

The Company had stock option plans, which provided for the awarding of incentive and non-qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company’s common stock at the date of grant. The options had to be exercised within ten years from the date of grant.

NOTE 10 – CONTROLLING AND NONCONTROLLING INTERESTS

On February 13, 2013, the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM). According to the February 13, 2013, LLC operating agreement of HDM there are two classes of members; Class A members and one Class B member. The Class A members have an ownership interest of 49.5% of HDM. The Class B member (HMCA) has an ownership of 50.5% of HDM. On all matters on which members may vote every member is entitled to cast the percentage of votes equal to their percentage of ownership interest. Profits and losses on all items of income, gain or loss, deductions or other allocations of the Company will be allocated among the members in the same proportions as their membership interests in the Company bear to all the Class A and Class B membership interests of the Company in the aggregate outstanding. All of the depreciation and amortization of the assets of the Company will be allocated solely to the Class A members, unless and until their interests have been redeemed by the Company in full pursuant to the provisions of the operating agreement. The Company contributed $20,200,000 to HDM and the group of outside investors contributed $19,800,000 for its non-controlling membership interest.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 10 – CONTROLLING AND NONCONTROLLING INTERESTS (CONTINUED)

On January 8, 2015, the Company purchased 20% of the Class A members ownership interest at a cost of $4,971,094. The Company has a 60.4% ownership interest in HDM after this transaction. During the year ended June 30, 2022, the Company purchased noncontrolling interests for $546,000 giving the Company a direct ownership interest of 70.8% and the investors’ a 29.2% ownership interest.

Amount of each class of HDM members’ equity as of June 30, 2022 and 2021

	June 30, 2022		June 30, 2021
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	($3,048,524)	$41,923,380	$55,253	$39,850,419
Share of Net Income	$4,793,482	$22,228,693	$3,466,223	$17,402,961
Buyout of noncontrolling interests	$23,441	—	—	—
Distributions	($5,822,232)	($13,860,000)	($6,570,000)	($15,330,000)
Ending Members’ Equity	($4,053,833)	$50,292,073	($3,048,524)	$41,923,380

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 11 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

Long-term debt, notes payable and capital leases
	2022	2021
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $379,163 as of June 30, 2022.	$195,457	$232,696
Note payable received under the Paycheck Protection Program (‘PPP’) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“Cares Act’) that provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses. The loans and accrued interest are forgivable after 24 weeks as long as the proceeds are used for eligible purposes, including payroll, benefits, rent and utilities and maintains certain payroll levels. The unforgiven portion of the PPP loan is payable over 5 five years at an interest rate of 1%, with a deferral of payments for the first six months. The proceeds from the note payable were received on June 30, 2020. This note was forgiven in August 2021.	—	700,764
The revolving credit note was extended to October 26, 2022. The Company can borrow up to $10,000,000 and prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 5.5% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The Company still has the ability to draw down on the line.	—	—
	195,457	933,460
Less: Current portion	40,078	173,206
	$155,379	$760,254

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 11 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

The maturities of debt over the next five years are as follows:

Maturities Of Long-Term Debt
Years Ending June 30,
2023	$40,078
2024	43,766
2025	47,002
2026	50,448
2027	14,163
Long-Term Debt Over Five Years and Thereafter	$195,457

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2017 for federal and 2016 for state.

The Company has recorded a deferred tax asset of $12,842,478 and a deferred tax liability of $215,726 as of June 30, 2022, primarily relating to its net Federal operating loss carryforwards of approximately $20,048,000 available to offset future taxable income through 2031. In addition the Company has state operating loss carryforwards of approximately $5,309,000 and city operating loss carryforwards of approximately $1,853,000. The net operating losses begin to expire in 2025 for federal tax and state income tax purposes.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 12 - INCOME TAXES (CONTINUED)

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2022, no such changes in ownership have occurred.

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

The valuation allowance for deferred tax assets decreased during the year ended June 30, 2022, by approximately $448,000. The valuation allowance decreased by approximately $3,547,000 during the year ended June 30, 2021.

Components of the provision (benefit) for income taxes are as follows:

Components Of The Provision For Income Taxes
	Years Ended June 30,
Current:	2022		2021
Federal	$		$-
State		2,440,594	1,136,514
Subtotal		2,440,594	1,136,514
Deferred:
Federal deferred taxes		2,935,921	2,718,046
State deferred taxes		157,972	136,960
Subtotal		3,093,893	2,855,006
Provision (Benefit) for Income Taxes - Net		$5,534,487	$3,991,520

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 12 - INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

Reconciliation Of Federal Statutory Income Tax Rate To Company’s Effective Tax Rate
	Years Ended June 30,
	2022	2021
Taxes at federal statutory rate	21.0%	21.0%
State and local income taxes (benefit), net of federal benefit	4.2%	3.3%
Non Controlling interest	(5.5)%	(4.9)%
Expiration of tax credits	2.0%	4.6%
Return to provision adjustments	0.7%	6.1%
NYS Audit Settlement	4.5%	3.2%
Change in the valuation allowance	(2.0)%	(20.0)%
Other	(0.6)%	9.3%
Effective income tax rate	24.3%	22.6%

As of June 30, 2022, the Company has net operating loss (“NOL”) carryforwards of approximately $20,048,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credits and investments tax credits carryforwards aggregating $3,347,000. However, the realization of these credits may be limited as a result of expiring prior to their utilization. These credits can only be applied after all net operating losses have been used, which expire through 2031. As such, the Company has established a valuation reserve for anticipated unused credits of $442,000.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $27,000 which, are accounted for under the flow-through method.

The Company was also under audit with New York State for income tax and was assessed additional taxes of $1,014,071 plus interest and penalties. These amounts were paid during fiscal year ending June 30, 2022.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 12 - INCOME TAXES (CONTINUED)

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$4,239,903	$3,827,382
Non-deductible accruals	707,400	749,902
Net operating carryforwards	4,820,010	8,285,163
Tax credits	3,346,509	3,732,650
Inventory	98,945	66,316
Property and equipment and depreciation	71,576	187,632
Deferred Tax Assets - gross	13,284,343	16,849,045
Valuation allowance	(441,865)	(890,084)
Total deferred tax assets	12,842,478	15,958,961
Intangibles	(215,726)	(238,316)
Total deferred tax liabilities	(215,726)	(238,316)
Net deferred tax asset	$12,626,752	$15,720,645

NOTE 13 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2022	2021
Accrued salaries, commissions and payroll taxes	$4,652,173	$5,406,982
Litigation accruals	—	900,000
Sales tax payable	248,702	644,623
State income taxes payable	382,000	774,234
Legal and other professional fees	20,707	37,827
Accounting fees	120,000	127,262
Self-funded health insurance reserve	79,167	62,548
Accrued interest and penalty	59,516	493,042
Other	854,962	715,600
Other current liabilities	$6,417,227	$9,162,118

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through March 2030. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Rent expense for operating leases approximated $5,668,000 and $6,146,000, for the years ended June 30, 2022 and 2021, respectively.

The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were $0 and $36,799 employer contributions to the Plan for the years ended June 30, 2022 and 2021.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2022.

Litigation

In September 2019, The Company was notified by one of its landlords that it was required to vacate the premises within 180 days under the demolition clause in the lease. The Company believes the lease renewal which was not negotiated in good faith since the renewal was negotiated in February 2018. The Company is in the process of relocating to a new location but the original lease provided for penalty payments in the event that the Company had not vacated the leased space. The Company has been making normal rent payments throughout the course of the arbitration proceedings. The Company settled the case for $900,000 for the leasehold holdover charges which was paid in August 2021.

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

JUNE 30, 2022 and 2021

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

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $110,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2022 and 2021, the Company had approximately $79,000 and $63,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2022 and 2021 the Company paid $617,029 and $75,178 for interest, respectively.

During the years ended June 30, 2022 and 2021 the Company paid $2,408,145 and $261,032 for income taxes, respectively.

During the years ended June 30, 2022 and 2021, the Company issued 0 and 102,364 shares of common stock for costs and expenses totaling $0 and $1,940,821, respectively.

During the years ended June 30, 2022 and 2021, the Company resolved certain sales tax liabilities and was able to reverse accrued interest and penalties in the amount of $119,000 and $602,000, respectively, which has been recorded under selling, general and administrative expenses.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 16 – RELATED PARTY TRANSACTIONS

The CEO and President of the Company is a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company was $85,000. The Company terminated this agreement on January 1, 2021. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. The agreement was renewed on June 1, 2022 for another year.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

 NOTE 17 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

Summarized Segment Financial Information

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Fiscal 2022:	Equipment	Center	Totals
Net revenues from external customers	$8,218,804	$89,373,341	$97,592,145
Intersegment net revenues *	$965,417	$—	$965,417
(Loss) Income from operations	$(4,604,305)	$26,611,487	$22,007,182
Depreciation and amortization	$263,559	$4,271,677	$4,535,236
Compensatory element of stock issuances	$—	$—	$—
Total identifiable assets	$10,259,937	$189,082,045	$199,341,982
Capital expenditures	$258,271	$4,374,903	$4,633,174

Fiscal 2021:
Net revenues from external customers	$9,037,091	$80,892,674	$89,929,765
Intersegment net revenues *	$901,250	$—	$901,250
(Loss) Income from operations	$(3,410,189)	$20,507,804	$17,097,615
Depreciation and amortization	$264,830	$3,816,857	$4,081,687
Compensatory element of stock issuances	$83,277	$—	$83,277
Total identifiable assets	$24,592,582	$164,913,613	$189,506,195
Capital expenditures	$291,294	$3,405,502	$3,696,796

*	Amounts eliminated in consolidation

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 48.9% and 69.3% of product sales revenues to third parties for the years ended June 30, 2022 and 2021, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 17 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Export Product Sales

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30
	2022	2021
Dominican Republic	12.0%	67.0%
Canada	0.6%	0.1%
Germany	—	2.1%
Puerto Rico	36.3%	0.1%
	48.9%	69.3%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 4.4% and 4.5% of consolidated net service and repair fees for the years ended June 30, 2022 and 2021 respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

 Foreign Service and Repair Fees

	For the Years Ended June 30,
	2022	2021
Puerto Rico	1.5%	1.5
Switzerland	0.3	0.3
Germany	1.6	1.5
England	0.6	0.6
Canada	—	0.3
Greece	0.3	0.3
Australia	0.1	—
	4.4%	4.5

 The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 18 – ACQUISTION

On March 29, 2021, the Company completed the acquisition of certain assets of Rockland Management Group, located in West Yonkers. The Company used an incremental borrowing rate of 4% to value the right to use asset in connection with the assumed operating lease obligation. We made a fair value determination of the acquired assets and assumed liabilities as follows:

Property and equipment	$650,000
Right to use assets	434,219
Intangible assets	150,000
Security Deposit	38,628
Right to use liability	(434,219)
Goodwill	283,880
Total purchase consideration	$1,122,508

In accordance with ASC 805-10-25-1, Business Combinations – Overall Recognition, the Company recorded the transaction as a business combination. ASC 805-10-25-1 provides the requirements of recording the transaction by applying the acquisition method. The acquisition method requires the Company to determine if the assets and liabilities acquired are a business or not. Under ASC 805-10-25-1, it must be determined if there is a specific acquisition party, acquisition date, identifiable assets acquired and liabilities assumed and must be able to recognized and measure goodwill or a gain from the purchase. Based upon this guidance, the acquisition had been recorded as a business combination.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 19 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2022 and 2021 respectively:

Description	Balance June 30, 2021	Additions (1)	Deductions	Balance June 30, 2022
Accounts receivable	$442,270	$—	$237,673	$204,597
Management and other fees receivable	15,786,878	841,039	—	16,627,917
Management and other fees receivable - related medical practices	4,184,399	502,494	—	4,686,893
Notes receivable	777,354	—	—	777,354

	Balance			Balance
Description	June 30, 2020	Additions	Deductions	June 30, 2021
Accounts receivable	$514,561	$—	$72,291	$442,270
Management and other fees receivable	11,063,233	4,723,645	—	15,786,878
Management and other fees receivable - related medical practices	3,322,055	862,344	—	4,184,399
Notes receivable	777,354	—	—	777,354

(1)	Included in provision for bad debts.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

	September 30, 2021	December 30, 2021	March 31, 2022	June 30, 2022	Total
Total Revenues – Net	$23,730	$24,479	$24,571	$24,812	$97,592
Total Costs and Expenses	17,989	17,996	18,933	20,667	75,585
Net Income	5,182	5,137	3,262	3,653	17,234
Basic Net Income Per Common Share Available to Common Stockholders	$0.56	$0.58	$0.33	$0.31	$1.78
Diluted Net Income Per Common Share Available to Common Stockholders	$0.55	$0.57	$0.32	$0.31	$1.75

	September 30, 2020	December 30, 2020	March 31, 2021	June 30, 2021	Total
Total Revenues – Net	$20,979	$21,164	$23,090	$24,697	$89,930
Total Costs and Expenses	16,829	16,182	18,968	20,853	72,832
Net Income	3,251	3,928	4,299	2,196	13,674
Basic Net Income Per Common Share Available to Common Stockholders	$0.37	$0.45	$0.55	$0.10	$1.47
Diluted Net Income Per Common Share Available to Common Stockholders	$0.36	$0.44	$0.54	$0.11	$1.45

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

During September 2022 the Company amended their revolving credit agreement. The agreement was extended to October 26, 2022. The interest rate on borrowings remains at 5.5% along with certain financial covenants.

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be purchased under the plan which will be purchased on the publicly traded open market at prevailing prices.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2022.

Based on the COSO criteria, management concluded that our internal controls were effective to prevent material misstatements of the Company’s annual or interim financial statements.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter and year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Directors serve from the date of their election until the next annual meeting of stockholders and until their successors are elected and qualify. During fiscal 2022, with the exception of Dr. Raymond V. Damadian, who did not receive any fees for serving as a director, each director receives a base fee of $20,000 per annum for his or her service as a director, with greater amounts for additional services on the Board of Directors. Officers serve at the discretion of the Board of Directors.

A majority of our board of directors is composed of independent directors: consisting of, Ronald G. Lehman, Richard E. Turk and John Collins. The outside directors also serve as the members of the audit committee, which is a standing committee of the board of directors having a charter describing its responsibilities.

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

The officers and directors of the Company are set forth below:

Timothy R. Damadian	58	Chairman of the Board, President, Chief Executive Officer and Treasurer
Luciano B. Bonanni	67	Executive Vice President, Chief Operating Officer and acting Principal Financial Officer
Claudette J.V. Chan	84	Director
Ronald J. Lehman	46	Director
Richard E. Turk	38	Director
John Collins	41	Director

FONAR CORPORATION AND SUBSIDIARIES

Raymond V. Damadian, M.D. was the founder of Fonar and served as the Company’s Chairman of the Board until his unexpected death in August, 2022. He continued to work and serve the Company as Chairman of The Board and Treasurer for the full 2022 fiscal year. Prior to founding Fonar, Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics and Associate Professor of Internal Medicine from 1967 until September 1979. He received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the Fonar MRI scanners. He was a 1988 recipient of the National Medal of Technology. In 1989 he was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging.

Timothy Damadian has been the Chariman of the Board and Treasurer of Fonar since September 7, 2022 and the President and Chief Executive Officer of Fonar since February 11, 2016. From 2010 to 2016 he served as an independent consultant, with a focus on the Company’s MRI facility management business. Timothy Damadian began his career at Fonar in 1985, installing MRI scanners and components for Fonar customers. Over the course of the following 16 years, he held positions of increasing authority, eventually becoming Vice President of Operations. In 1997, Timothy Damadian was appointed President of the newly formed Health Management Corporation of America (HMCA), a wholly-owned subsidiary of Fonar that was formed to manage medical and diagnostic imaging offices. In 2001, Timothy Damadian left Fonar to form Integrity Healthcare Management, Inc., a diagnostic imaging management company that would eventually manage MRI scanning centers in New York and Florida. The company was a success and was sold to Health Diagnostics, LLC in 2007. Mr. Damadian returned to Fonar as a consultant in 2010. He also serves as a Manager of Health Diagnostics Management, LLC, which are subsidiaries of HMCA.

Luciano B. Bonanni has served as Chief Operating Officer (COO) and Executive Vice President (EVP) for Fonar Corporation since June 27, 2016. In September 2022, he was appointed to fill the position of acting Principal Financial Officer. Prior to his appointment as COO, Mr. Bonanni had served the Company as Vice President since 1989, during which time he oversaw general operations, research and development, manufacturing, service, sales, finance, accounting and regulatory compliance. Prior to 1989, Mr. Bonanni held the title of Vice President of Production and Engineering from the time of Fonar’s initial public offering in 1981. Mr. Bonanni joined the Company as an electrical engineer in 1978. He holds a Bachelor of Electrical Engineering degree from Manhattan College.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Richard E. Turk has been a Director of Fonar since June, 2020, when he was appointed to fill the vacancies on the Board of Directors and Audit Committee of the Board of Directors resulting from the death of his predecessor, Robert J. Janoff. Mr. Turk is the Chief Financial Officer of PRISM Vision Group, a private equity-backed, multi-location, outpatient comprehensive eye care practice headquartered in Union, New Jersey. Mr. Turk joined PRISM in November, 2018, as the Chief Development Officer and became CFO in March 2021. At PRISM, Mr. Turk has overseen the sourcing, analysis and completion of 30 acquisitions. He spearheaded growth efforts that helped PRISM expand from a single-speciality (retina) provider with 17 locations and 21 physicians to a comprehensive, vertically-integrated, multi-specialty, eye care organization with approximately 180 physicians and more than 90 locations across New Jersey, Pennsylvania, Delaware, Virgina, Washington DC and Maryland. Prior to his tenure at PRISM, Mr. Turk was employed by Professional Physical Therapy, a private equity-backed outpatient physical and occupational therapy company headquartered in Uniondale, New Jersey with more than 180 locations across New York, New Jersey, Connecticut, Massachusetts and New Hampshire. During his four years at Professional Physical Therapy, Mr. Turk sourced, analyzed, and completed 32 acquisitions comprised of 116 clinics, expanding the company’s services and adding three states. From 2007 to 2014, Mr. Turk was employed by Bruderman Brothers, a broker dealer involved in investment banking, merchant banking, investment advisory, and consulting for lower middle market companies ($10M-$250M of enterprise value) in a variety of industries, including healthcare. Mr. Turk was Vice President of Bruderman Brothers from 2011 to 2014. Mr. Turk graduated from Columbia University with a B.A. in American History in 2007.

FONAR CORPORATION AND SUBSIDIARIES

John Collins has been a Director of Fonar since November 17, 2021, when he was unanimously appointed by the remaining four Directors to fill the vacancy resulting from the death of his predecessor, Charles N. O’Data. Mr. Collins is an attorney with Bell Law Group where he handles the prosecution and defense of personal injury, property damage, insurance coverage disputes and employment matters. He joined the firm in June 2022. Prior to joining the Bell Law Group, Mr. Collins was a partner at Brownell Partners, PLLC where he provided litigation defense for the insureds of various commercial and personal lines insurance companies. Mr. Collins graduated magna cum laude from New York Law School in 2012, where he was a John Marshall Harlan Scholar and a staff editor for the New York Law School Law Review. In 2011, Mr. Collins served as a judicial intern at the Southern District of New York, in the chambers of the Honorable Paul A. Crotty. Upon graduation, Mr. Collins completed a Fellowship with the Corporation Counsel of the City of New York.

Board Diversity Matrix as of September 15, 2022
Total Number of Directors			5
Part I: Gender Identity	Female	Male	Did not disclose gender
Directors	1	3	1
Part II: Demographic Background
White	1	3
Did Not Disclose Demographic Background			1
Director with Disabilities			1

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

 The Board of Directors has established an audit committee. The members of the committee are, Ronald G. Lehman, Richard E. Turk and John Collins.

FONAR CORPORATION AND SUBSIDIARIES

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

 There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2022, 2021 and 2020 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

 SUMMARY COMPENSATION TABLE

 (Reflects information up to end of Fiscal 2022)

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2022	$0	$305,800	$0	$305,800
President, Principal	2021	$0	$155,800	$0	$155,800
Executive Officer	2020	$0	$0	$0	$0

Raymond V. Damadian	2022	$153,095	$305,800	$0	$458,895
Chairman of the Board,	2021	$153,095	$305,800	$0	$458,895
Treasurer and	2020	$153,095	$0	$0	$153,095
Principal Financial Officer

Luciano Bonanni	2022	$148,572	$305,800	$0	$454,372
Chief Operating Officer and	2021	$146,038	$0	$152,931	$298,969
Executive Vice President	2020	$146,496	$0	$152,902	$299,398

II	. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Raymond V. Damadian, Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer, Executive Vice President and acting Principal Financial Officer	0	0	N/A

FONAR CORPORATION AND SUBSIDIARIES

III	DIRECTOR COMPENSATION

The following table shows the compensation paid to the Directors for fiscal 2022:

Name	Fees earned in pad in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
A. Claudette J.V. Chan	$20,000	0	0	0	0	38,880	$58,880
B. Ronald G. Lehman	$20,000	0	0	0	0	60,000	$80,000
C. Richard E. Turk	$20,000	0	0	0	0	$15,000	$35,000
D. John Collins	$20,000	0	0	0	0	$1,538	$21,538
E. Charles O’Data(Deceased)	$9,931	0	0	0	0	$0	$9,931

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

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2022, 450,177 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 1, 2022.

Name and Address of Beneficial Owner (1) (2)	Shares Beneficially Owned	Percent of Class
Estate of Raymond V. Damadian, M.D.
c/o Fonar Corporation, Melville, New York
5% + Stockholder
Common Stock	123,465	1.88%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09

Kayne Anderson Rudnick
Investment Management LLC
1800 Avenue of the Stars, 2nd Floor
Los Angeles, CA 90067
Common Stock	752,006	11.45%

Renaissance Technologies LLC
Renaissance Technologies Holding
Corporation
800 Third Avenue
New York, New York 10022
Common Stock	382,716	5.82%

Dimensional Fund Advisors LP
Building One
6300 Bee Cave Road
Austin, Texas 78746
Common Stock	392,907	5.98%

Timothy R. Damadian,
Chairman of the Board, President, Chief Executive Officer and Treasurer
Common Stock	38,000	*
Class A Preferred	800	*

FONAR CORPORATION AND SUBSIDIARIES

Continued:

Name and Address of Beneficial Owner (1) (2)	Shares Beneficially Owned		Percent of Class
Luciano B. Bonanni,
Executive Vice President,
Chief Operating Officer and acting Principal Financial Officer
Common Stock	49,553		*
Class A Preferred	1,285		*

Claudette Chan
Director and Secretary
Common Stock	106		*
Class A Preferred	32		*

Ronald G. Lehman
Director
Common Stock	4,330		*

Richard E. Turk
Director
Common Stock	0		*

John Collins Director Common Stock	0		*
All Officers and Directors as a Group (6 persons)
Common Stock	91,929	(3)	3.20%
Class C Stock	382,447		99.98%
Class A Preferred	21,210		6.77%

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

2. Upon completion of the probate of Dr. Damadian’s estate, the Class C Common Stock will be held in a Trust of which Timothy Damadian will be the Trustee and exercise the sole voting power of the shares. The beneficial ownership, however, will be shared equally among Timothy Damadian and his brother and sister. Mr. Damadian is also the Executor of Dr. Damadian’s estate and will have the power to vote the shares. A second Trust will be established to hold, among other assets, the shares of the other Classes of Stock. The beneficial ownership will be shared equally by the three children of Dr. Damadian.

3. Does not include shares held in Dr Raymond Damadian’s Estate.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 15, 2022, 22 of our clients had management agreements with HMCA. Five sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $77,000 to $447,000 per month in fiscal 2022.

Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company during the 2022 fiscal year owned three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida paid HMCA flat rate monthly fees ranging from $245,535 to $402,409 per month during fiscal 2022. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2022 and June 30, 2021, the net revenues received by HMCA from the imaging facilities then owned by Dr. Damadian were approximately $11.6 million, and $11.0 million respectively.

Dr. Damadian owned a .75% interest in Health Management Company of America’s Class A membership interests, which is now owned by his Estate.

Timothy Damadian, the Chairman of the Board, President, Chief Executive Officer and Treasurer of Fonar, is one of the owners of a billing company, which performs billing and collection services for HMCA with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fee charged to HMCA is $85,000. These services were terminated on January 1, 2021. The amount charged in fiscal years ended June 30, 2022 and June 30, 2021 were $0 and $510,000, respectively.

On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. Timothy Damadian is also a Manager of Health Management Company of America. The agreement was renewed on June 1, 2021 and June 1, 2022. The company billed them $286,608 in both fiscal years ended June 30, 2022 and 2021.

Ronald Lehman, a Director of Fonar, holds a ..0378% interest in Health Management Company of America’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2022 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2022 were $379,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2021 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2021 were $390,000.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2022 or June 30, 2021 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2021 or June 30, 2020 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2022.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2021.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2022 and June 30, 2021.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2022 and 2021.

Consolidated Statements of Income for the Years Ended June 30, 2022 and 2021.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2022 and 2021 .

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b)	REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K: Item 2.02, Results of Operations and Financial Condition for the Fiscal Year ended June 30, 2021, reported September 28, 2021. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K: Item 5.07, Submission of Matters to a Vote of Security Holders, at the annual meeting of stockholders, reported on May 24, 2022. Commission File No. 0-10248.

3. Registrant’s Report on Form 8-K: Item 2.02, Results of Operations and Financial Condition for the Fiscal Quarter ended March 31, 2022, reported May 16, 2022. Commission File No. 0-10248.

4. Registrant’s Report on Form 8-K: Item 5.02, Departure of Directors or Certain Officers, reported August 11, 2022. Commission File No. 0-10248.

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

FONAR CORPORATION

Dated: September 28, 2022	By:	/s/Timothy Damadian
Timothy Damadian,
Chairman of the Board of Directors
Chief Executive Officer
President and Treasurer

	By	/s/Luciano B. Bonanni
Luciano B. Bonanni
Executive Vice President,
Chief Operating Officer and
Acting Principal Financial Officer

Signature	Title	Date
/s/ Timothy R. Damadian	Chairman of the Board of Directors	September 28, 2022
Timothy R. Damadian	Chief Executive Officer
President and Treasurer

/s/Claudette J.V. Chan	Director	September 28, 2022
Claudette J.V. Chan

/s/Ronald G. Lehman	Director	September 28, 2022
Ronald G. Lehman

/s/Richard E. Turk	Director	September 28, 2022
Richard E. Turk

/s/John Collins	Director	September 28, 2022
John Collins