Form 10-Q
period 2022-09-30
FONAR CORP
filed 2022-11-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 7, 2022
Common Stock, par value $.0001	6,538,148
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2022	June 30, 2022 *
Current Assets:
Cash and cash equivalents	$48,696	$48,723
Short term investments	32	32
Accounts receivable – net	4,161	4,336
Accounts receivable - related party	90	—
Medical receivable – net	19,216	20,109
Management and other fees receivable – net	34,582	33,419
Management and other fees receivable – related medical practices – net	8,723	8,603
Inventories	2,458	2,360
Prepaid expenses and other current assets	1,108	1,104
Total Current Assets	119,066	118,686

Accounts receivable – long term	1,575	1,872
Deferred income tax asset	11,697	12,843
Property and equipment – net	22,207	22,282
Right-of-use Asset – operating lease	34,180	34,232
Right-of-use Asset – financing lease	878	928
Goodwill	4,269	4,269
Other intangible assets – net	3,624	3,704
Other assets	526	526
Total Assets	$198,022	$199,342

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2022	June 30, 2022 *
Current Liabilities:
Current portion of long-term debt and capital leases	$42	$40
Accounts payable	773	1,552
Other current liabilities	5,201	6,417
Unearned revenue on service contracts	4,123	4,289
Unearned revenue on service contracts – related party	82	—
Operating lease liability - current portion	3,908	3,880
Financing lease liability - current portion	212	210
Customer deposits	532	361
Total Current Liabilities	14,873	16,749

Long-Term Liabilities:
Unearned revenue on service contracts	1,576	1,857
Deferred income tax liability	216	216
Due to related medical practices	93	93
Operating lease liability – net of current portion	33,112	33,091
Financing lease liability – net of current portion	784	838
Long-term debt and capital leases, less current portion	148	155
Other liabilities	90	107

Total Long-Term Liabilities	36,019	36,357
Total Liabilities	50,892	53,106

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2022	June 30, 2022 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2022 and June 30, 2022, 313 issued and outstanding at September 30, 2022 and June 30, 2022	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2022 and June 30, 2022, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2022 and June 30, 2022, 6,566 issued at September 30, 2022 and June 30, 2022, 6,545 and 6,554 outstanding at September 30, 2022 and June 30, 2022, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2022 and June 30, 2022; .146 issued and outstanding at September 30, 2022 and June 30, 2022	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2022 and June 30, 2022, 383 issued and outstanding at September 30, 2022 and June 30, 2022	—	—
Paid-in capital in excess of par value	184,531	184,531
Accumulated deficit	(31,520)	(33,567)
Treasury stock, at cost – 20 shares of common stock at September 30, 2022 and 12 shares of common stock at June 30, 2022	(797)	(675)
Total Fonar Corporation’s Stockholders’ Equity	152,215	150,290
Noncontrolling interests	(5,085)	(4,054)
Total Stockholders' Equity	147,130	146,236
Total Liabilities and Stockholders' Equity	$198,022	$199,342

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2022	2021
Patient fee revenue – net of contractual allowances and discounts	$6,076	$6,851
Product sales – net	30	148
Service and repair fees – net	1,820	1,936
Service and repair fees - related parties – net	28	28
Management and other fees – net	12,250	11,972
Management and other fees - related medical practices – net	2,987	2,795
Total Revenues – Net	23,191	23,730
COSTS AND EXPENSES
Costs related to patient fee revenue	3,800	3,156
Costs related to product sales	169	109
Costs related to service and repair fees	718	724
Costs related to service and repair fees - related parties	11	10
Costs related to management and other fees	6,501	6,877
Costs related to management and other fees – related medical practices	1,398	1,637
Research and development	349	386
Selling, general and administrative	6,334	5,090
Total Costs and Expenses	19,280	17,989
Income From Operations	3,911	5,741
Other Income	11	811
Interest Expense	(14)	(17)
Investment Income	151	63
Income Before Provision for Income Taxes and Noncontrolling Interests	4,059	6,598
Provision for Income Taxes	(1,409)	(1,416)
Net Income	2,650	5,182
Net Income - Noncontrolling Interests	(603)	(1,295)
Net Income – Attributable to FONAR	$2,047	$3,887
Net Income Available to Common Stockholders	$1,923	$3,652
Net Income Available to Class A Non-Voting Preferred Stockholders	$92	$175
Net Income Available to Class C Common Stockholders	$32	$60
Basic Net Income Per Common Share Available to Common Stockholders	$0.29	$0.56
Diluted Net Income Per Common Share Available to Common Stockholders	$0.29	$0.55
Basic and Diluted Income Per Share – Class C Common	$0.08	$0.16
Weighted Average Basic Shares Outstanding – Common Stockholders	6,545	6,554
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,673	6,682
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending September 30, 2022

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – June 30, 2022	$1	$184,531	$(33,567)	$(675)	$(4,054)	$146,236
Net income	—	—	2,047	—	—	2,047
Purchase of Treasury stock	—	—	—	(122)	—	(122)
Distributions - Non controlling	—	—	—	—	(1,634)	(1,634)
Income - Non controlling interests	—	—	—	—	603	603
Balance – September 30, 2022	$1	$184,531	$(31,520)	$(797)	$(5,085)	$147,130

For the Three Months Ending September 30, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2021	$1	$185,101	$(46,008)	$(675)	$(3,049)	$135,370
Net income	—	—	3,887	—	—	3,887
Distributions - Non controlling	—	—	—	—	(1,080)	(1,080)
Income - Non controlling interests	—	—	—	—	1,295	1,295
Balance – September 30, 2021	$1	$185,101	$(42,121)	$(675)	$(2,834)	$139,472

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,650	$5,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,118	1,169
Amortization on right-of-use assets	1,061	648
Provision for bad debts	1,398	502
Deferred income tax – net	1,146	1,195
Gain on forgiveness of PPP loan	—	(701)
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(1,407)	(1,730)
Notes receivable	11	11
Inventories	(98)	(172)
Prepaid expenses and other current assets	(14)	(188)
Other assets	—	(4)
Increase (decrease) in operating liabilities, net:
Accounts payable	(779)	(733)
Other current liabilities	(1,580)	(3,383)
Operating lease liabilities	(912)	(547)
Financing lease liabilities	(52)	(50)
Customer deposits	171	58
Other liabilities	(16)	(16)
Net cash provided by operating activities	2,697	1,241
Cash Flows from Investing Activities:
Purchases of property and equipment	(939)	(1,180)

Cost of patents	(24)	(29)
Net cash used in investing activities	(963)	(1,209)
Cash Flows from Financing Activities:

Repayment of borrowings and capital lease obligations	(5)	(7)
Purchase of treasury stock	(122)	—
Distributions to noncontrolling interests	(1,634)	(1,080)
Net cash used in financing activities	(1,761)	(1,087)
Net Decrease in Cash and Cash Equivalents	(27)	(1,055)
Cash and Cash Equivalents - Beginning of Period	48,723	44,460
Cash and Cash Equivalents - End of Period	$48,696	$43,405

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and HDM. Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. During the fiscal year ended June 30, 2022, the Company purchased non-controlling interests from the minority shareholders for $546,000. Currently the Company has a direct ownership interest of 70.8% and the investors’ have a 29.2% ownership interest. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2022 for the fiscal year ended June 30, 2022.

Since March 2020, the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely affected our workforce, liquidity, financial conditions, revenues, profitability and business operations. Generally, COVID-19 had caused us to require that much of our workforce work from home and has restricted the ability of our personnel to travel for marketing purposes or to service our customers. At the end of fiscal year ending June 30, 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and from further losses or additional decreases in scan volume. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP”) and Medicare advances/stimulus payments. The Company has been able to navigate through these challenges and avoid any significant disruption of the business and the volume has recently risen back almost to pre- COVID-19 levels. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with positive cash flows, low debt and cash on hand, it will be able to maintain operations to pre COVID-19 levels going forward.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

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

BUSINESS COMBINATION

When the qualifications for business combination accounting treatment are met, it requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses their best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period of final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2022 and 2021.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2022 and 2021, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$2,047	$1,923	$32	$3,887	$3,652	$60
Denominator:
Weighted average shares outstanding	6,545	6,545	383	6,554	6,554	383
Basic income per common share	$0.31	$0.29	$0.08	$0.59	$0.56	$0.16
Diluted
Denominator: Weighted average shares outstanding		6,545	383		6,554	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,673	383		6,682	383
Diluted income per common share		$0.29	$0.08		$0.55	$0.16

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2022 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2022 or 2021, and it does not believe that any of those standards will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at September 30, 2022, and June 30, 2022:

	September 30, 2022
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,366	$205	$4,161
Accounts receivable - related party	$90	—	$90
Medical receivable	$19,216	$—	$19,216
Management and other fees receivable	$52,331	$17,749	$34,582
Management and other fees receivable from related medical practices ("PC’s")	$13,687	$4,964	$8,723

	June 30, 2022
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,541	$205	$4,336
Medical receivable	$20,109	$—	$20,109
Management and other fees receivable	$50,047	$16,628	$33,419
Management and other fees receivable from related medical practices ("PC’s")	$13,290	$4,687	$8,603

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

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following three years as of September 30, 2022 is as follows:

2024	$1,072
2025	420
2026	84
Total	$1,576

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 69.0% and 66.7% of the PCs’ net revenues for the three months ended September 30, 2022 and 2021, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.9% and 11.8% of the consolidated net revenues for the three months ended September 30, 2022 and 2021, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three months ended September 30, 2022 and 2021 are summarized in the following table.

	For the Three Months Ended September 30,
	2022	2021
Commercial Insurance/ Managed Care	$911	$1,086
Medicare/Medicaid	238	249
Workers' Compensation/Personal Injury	4,235	4,124
Other	692	1,392
Patient Fee Revenue, net of contractual allowances and discounts	$6,076	$6,851

NOTE 4 – OPERATING & FINANCING LEASES

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

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES (CONTINUED)

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2022 is as follows:

Twelve Months Ending September 30,	Operating Lease Payments	Financing Lease Payments
2023	$5,525	$244
2024	5,427	244
2025	5,315	244
2026	4,865	244
2027	3,596	102
Thereafter	22,380	—
Present value discount	(10,088)	(82)
Total lease liability	$37,020	$996

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2022	June 30, 2022
Purchased parts, components and supplies	$2,182	$2,126
Work-in-process	276	234
Total Inventories	$2,458	$2,360

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2022	June 30, 2022
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,357	5,333
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,412	20,388
Less: Accumulated amortization	16,788	16,684
Other Intangible Assets	$3,624	$3,704

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended September 30, 2022 and 2021 amounted to $54 and $47, respectively.

Amortization of non-compete for the three months ended September 30, 2022, and 2021 amounted to $0 and $13, respectively.

Amortization of customer relationships for the three months ended September 30, 2022 and 2021 amounted to $50 and $50, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2022	June 30, 2022
Accrued salaries, commissions and payroll taxes	$3,037	$4,653
Sales tax payable	269	249
State income taxes payable	250	382
Legal and other professional fees	20	21
Accounting fees	76	120
Self-funded health insurance reserve	45	79
Accrued interest and penalty	59	59
Other general & administrative expenses	1,445	854
Other Current Liabilities	$5,201	$6,417

NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2022. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended September 30, 2022
Net revenues from external customers	$1,878	$21,313	$23,191
Inter-segment net revenues	$245	$—	$245
(Loss) Income from operations	$(802)	$4,713	$3,911
Depreciation and amortization	$72	$1,046	$1,118
Capital expenditures	$24	$939	$963

For the three months ended September 30, 2021
Net revenues from external customers	$2,112	$21,618	$23,730
Inter-segment net revenues	$236	$—	$236
(Loss) Income from operations	$(490)	$6,231	$5,741
Depreciation and amortization	$67	$1,102	$1,169
Capital expenditures	$121	$1,088	$1,209

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2022 and September 30, 2021, the Company paid $15 and $189 for interest, respectively.

During the three months ended September 30, 2022 and September 30, 2021, the Company paid $395 and $221 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2022.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the quarter ended September 30, 2022, the Company repurchased 9 shares at a cost of $122.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2022 and June 30, 2022, the Company had approximately $45 and $79, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

NOTE 11 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $1,409 in 2022 as compared to $1,416 in 2021. The 2022 provision is comprised of a current income tax component of $263 and a deferred income tax component of $1,146. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

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

The Company recorded a deferred tax asset of $11,697 and a deferred tax liability of $216 as of September 30, 2022, primarily relating to net operating loss carryforwards of approximately $15,640 available to offset future taxable income through 2032. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of September, 2022, no such changes in ownership have occurred.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for tax years beginning after December 31, 2022. Currently, the Company is expecting the IRA to have a material impact to the Company’s financial statements.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2022 and through the date the condensed consolidated financial statements were issued.

During October 2022, the Company cancelled 16 shares of common stock which were held as treasury stock at September 30, 2022.

During October 2022, the Company amended the revolving credit agreement. The agreement was extended to January 6, 2023. The interest rate on borrowings is at the current prime rate of 6.25% along with certain financial covenants.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2022, we reported a net income of $2.7 million on revenues of $23.2 million as compared to net income of $5.2 million on revenues of $23.7 million for the three month period ended September 30, 2021. Operating income decreased from $5.7 million for the three month period ended September 30, 2021 to $3.9 million for the three month period ended September 30, 2022.

The revenue decrease, from $23.7 million for the first three months of fiscal 2022 to $23.2 million for the first three months of fiscal 2023, was primarily due to decreases in patient fee revenue of $775,000, from $6.9 million for the first three months of fiscal 2022 to $6.1 million for the first three months of fiscal 2023. Revenues from product sales and service and repair fees decreased by 11.1% from $2.1 million for the first three months of fiscal 2022 to $1.9 million for the first three months of fiscal 2023.

While our revenues decreased, our costs and expenses increased, but by a greater amount resulting in our operating income decreasing to $3.9 million for the three months ended September 30, 2022 as compared to $5.7 million for the three months ended September 30, 2021. In terms of percentages, costs and expenses increased 7.2% from $18.0 million for the first three months of fiscal 2022 to $19.3 million for the first three months of fiscal 2023, while revenues increased 2.3%, from $23.7 million for the first three months of fiscal 2022 to $23.2 million for the first three months of fiscal 2023.

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

The most significant adverse impact on our Company in fiscal 2022 and the first quarter of fiscal 2023 has been the continuing COVID-19 pandemic. Although it had seemed the worst had passed, by August 2020, subsequent events have shown a spike in new cases and the emergence of new strains of the virus. This is by no means a problem confined to our Company, but despite our best efforts and improved ability to cope with the pandemic and the availability of new vaccines, the impact on our results of operation and financial condition is potentially volatile and severe.

Since March 2020 the global pandemic of COVID-19 has caused disruptions in the United States and international markets which have adversely affected our workforce, financial condition, profitability and business operations. Generally COVID-19 caused us to require that a portion of our workforce work from home and restricted the ability of our personnel to travel for marketing purposes or to service our customers. During the fourth quarter of fiscal 2020, the Company was able to enact certain decisions to allow the Company to survive during the global pandemic and prevent further losses or additional decreases in scan volume. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19 and its variants, the Company believes with its strong cash position and general financial condition, it will be able to continue operations going forward.

FONAR CORPORATION AND SUBSIDIARIES

One of the concerns we have had is the increased strictness in enforcement of certain COVID-19 mandates, which directly impact the conduct of our business, such as the requirement that employees in healthcare facilities be vaccinated. Another concern we have is the newer variants that are more transmissible. We are in fact facing some of these challenges now. As a result, between absences due to illness and the loss of unvaccinated employees whose duties required them to be in contact with patients, we were sometimes unable to keep a scanning facility open for all shifts. Also at the end of the first quarter of fiscal 2023, our Florida locations were effected by Hurricane Ian and had to be shut down for several days. During the first quarter of fiscal 2023, the aggregate number of scans performed by the sites we manage or own declined to 44,471 scans from 48,469 scans in the first quarter of fiscal 2022. Nevertheless, we have been able to navigate through these challenges and avoid any significant disruption to our business

Forward Looking Statements

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $30,000 for the first three months of fiscal 2023 from $148,000 for the first three months of fiscal 2022. Costs related to product sales increased from $109,000 for the three month period ended September 30, 2021 to $169,000 for the three month period ended September 30, 2022. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues decreased to $1.8 million for the three month period ended September 30, 2022 as compared to $2.0 million for the three month period ended September 30, 2021.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service were $734,000 in the first three months of fiscal 2022 and $729,000 in the first three months of fiscal 2023. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $99,000 in foreign revenues for the first three months of fiscal 2023 as compared to approximately $82,000 in foreign revenues for the first three months of fiscal 2022, representing an decrease in foreign revenues of 20.7%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $1.9 million for the first three months of fiscal 2023 from $2.1 million for the first three months of fiscal 2022. Operating losses for our medical equipment segment increased to an operating loss of $802,000, for the first three months of fiscal 2023 as compared to an operating loss of $490,000 for the first three months of fiscal 2022.

Diagnostic Facilities Management Services

HMCA revenues decreased in the first three months of fiscal 2023 by 1.4% to $21.3 million from $21.6 million for the first three months of fiscal 2022. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 91.9% for the first three months of fiscal 2023, from 91.1% for the first three months of fiscal 2022.

HMCA’s current strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company had seen decreases in its scan volume. Nevertheless, the Company continued its program of adding additional scanners. The scan volume decreased slightly in the first quarter of 2023. Other factors that have led to the slight decrease can also be attributable to Hurricane Ian which cause the Florida locations to be closed for several days. The continuation of the COVID-19 virus and its various variants that are more transmittable may delay the completion of the installation of some of the scanners. If scan volumes decrease however, and remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to consider reducing the size of its operations temporarily as a last resort.

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

FONAR CORPORATION AND SUBSIDIARIES

Although the COVID-19 virus and government mandates have adversely affected our marketing efforts our scan volumes in fiscal 2020 and the beginning of fiscal 2021, the number of scans performed at our centers and at our client’s centers has recovered to pre-COVID-19 levels and has decreased from approximately 48,000 in the first three months of fiscal 2022 to approximately 44,000 in the first three months of fiscal 2023. The decrease in scans was due to a shortage of MRI technologists who operate the scanners, which was an industry-wide issue, caused our centers to be open for fewer hours. We believe that the worst part of this shortage has past and we will be back to full employment by December.

We now manage or own a total of 41 MRI scanners. Twenty-six (26) MRI scanners are located in New York and fifteen (15) are located in Florida. HMCA experienced an operating income of $4.7 million for the first three months of fiscal 2023 compared to operating income of $6.2 million for the first three months of fiscal 2022.

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

HMCA’s cost of revenues for the first three months of fiscal 2023 as compared to the first three months of fiscal 2022 remained constant at $11.7 million.

Consolidated

For the first three months of fiscal 2023, our consolidated net revenues decreased by 2.3% to $23.2 million from $23.7 million for the first three months of fiscal 2022, and total costs and expenses increased by 7.2% to $19.3 million from $18.0 million for the first three months of fiscal 2023 and for the first three months of fiscal 2022 respectively. As a result, our operating income decreased to $3.9 million in the first three months of fiscal 2023 as compared to $5.7 million in the first three months of fiscal 2022. An increase in selling, general and other administrative costs in particular resulted in the increase of cost and expenses as compared to the increase in net revenues.

Selling, general and administrative expenses increased to $6.3 million in the first three months of fiscal 2023 from $5.1 million in the first three months of fiscal 2022. This increase in selling, general and administrative expenses was due mainly to more reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first three months of fiscal 2023 and fiscal 2022.

Research and development expenses decreased by 9.6% to $349,000 for the first three months of fiscal 2023 from $386,000 for the first three months of fiscal 2022.

Interest expense in the first three months of fiscal 2023 decreased by 17.6% to $17,000 from $14,000 in the first three months of fiscal 2022.

Inventories increased to $2.5 million at September 30, 2022 as compared to $2.4 million at June 30, 2022.

Net management fee and medical receivables increased by 0.6% to $62.5 million at September 30, 2022 from $62.1 million at June 30, 2022 as a result of slower collections and increased scan volume. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

FONAR CORPORATION AND SUBSIDIARIES

The results of operations for the first three months of fiscal 2023 reflect a decrease in revenues from management, patient and other fees, as compared to the first three months of fiscal 2022 ($21.3 million for the first three months of fiscal 2023 as compared to $21.6 million for the first three months of fiscal 2022), and a decrease in the MRI equipment segment revenues ($1.9 million for the first three months of fiscal 2023 as compared to $2.1 million for the first three months of fiscal 2022). Revenues were 8.1% from the MRI as compared to 91.9% from HMCA, for the first three months of fiscal 2023, as compared to 8.9% from the MRI equipment segment and 91.1% from HMCA for the first three months of fiscal 2022.

On March 27, 2020, the CARES Act was signed into law and is intended to provide over $2 trillion in stimulus benefits for the U.S. economy. The CARES Act provides for certain federal income tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. We received a cash benefit from the ability to receive a full reimbursement of $1.3 million of tax credits relating to the alternative minimum tax credits in the prior fiscal years plus additional cash benefits from the deferral of the employer portion of Social Security payroll taxes.

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

FONAR CORPORATION AND SUBSIDIARIES

In addition, FONAR had announced the publication of a book “THE CRANIOCERVICAL SYNDROME and MRI” that highlights the unique attributes of FONAR UPRIGHT® MRI Imaging (S. Karger, A.G. based in Basel, Switzerland- www.karger.com/Book/Home/261956) which has been published by S. Karger, an approximately 125 year old company and an academic publisher of scientific and medical journals and books. The seven chapter monograph examines the rapid advances in MRI made possible by the FONAR UPRIGHT® Multi-Position MRI that are transforming the treatment of patients suffering from the craniocervical syndrome (CCS). It is written by leading international experts in the field to practitioners with a better understanding of the subtle anatomy and MRI appearances at the craniocervical junction, along with insight into the clinical significance of cerebrospinal fluid (CSF) flow measurements and its potential role in generating the devastating impairments of the neurodegenerative diseases: Alzheimer’s (5.1 million patients in the United States), childhood and adult Autism (3.0 million), Parkinson’s (1.0 million), Multiple Sclerosis (250,000-350,000) and Amyotrophic Lateral Sclerosis (ALS) (30,000). It calls attention to the revolutionary importance of FONAR’s UPRIGHT® MRI imaging technology and the prospect of significantly relieving the suffering of the above totaled 9.38 million patients afflicted with these disorders.

Fonar also had announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced Upright® MRI. Medical researchers at FONAR published a paper reporting a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique Upright® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large net volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF and the antigenic polypeptides it contains into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments remained constant at $48.7 million at June 30, 2022 and at September 30, 2022.

Cash provided by operating activities for the first three months of fiscal 2023 was $2.7 million. Cash provided by operating activities was attributable principally to net income of $2.6 million, depreciation and amortization of $1.1 million, amortization on right-to-use assets of $1.1 million, provision for bad debts of $1.4 million and deferred income tax of $1.1 million, offset by an increase in accounts, management fee receivables and medical receivables of $1.4 million and a decrease in other current liabilities of $1.6 million.

Cash used in investing activities for the first three months of fiscal 2023 was $963,000. Cash used in investing activities during the first three months of fiscal 2023 consisted of patent costs of $24,000 and the purchase of property and equipment of $939,000.

FONAR CORPORATION AND SUBSIDIARIES

Cash used in financing activities for the first three months of fiscal 2023 was $1.8 million. The principal uses of cash in financing activities during the first three months of fiscal 2022 were the repayment of principal on long-term debt and capital lease obligations of $5,000, the purchase of treasury stock of $122,000 and distributions to non-controlling interests of $1.6 million.

Total liabilities decreased by 4.2% to $50.9 million at September 30, 2022 from $53.1 million at June 30, 2022. “Other” current liabilities decreased by 18.9% to $5.2 million at September 30, 2022 from $6.4 million at June 30, 2022. The current portion of our service contract liabilities decreased by 2.0% to $4.2 million at September 30, 2022 as compared to $4.3 million at June 30, 2022. Customer deposits increased from $361,000 at June 30, 2022 to $532,000 at September 30, 2022.

As of September 30, 2022, the total of $5.2 million in “other” current liabilities included accrued salaries and payroll taxes of $3.0 million, state income taxes payable of $250,000 and other general and administrative expenses of $1.4 million.

Our working capital increased to $104.2 million at September 30, 2022 from $101.9 million at June 30, 2022. This resulted from an increase in current assets ($118.7 million at June 30, 2022 as compared to $119.1 million at September 30, 2022), and a decrease in current liabilities from $16.7 million at June 30, 2022 to $14.9 million at September 30, 2022.

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

Fonar is committed to making capital expenditures for the remainder of the 2023 fiscal year, for placing a scanner at a new stand-alone facility located in Florida. The current estimated costs of these capital expenditures is approximately $1.0 million.

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

The Company believes that its business plan has been responsible for the past nine consecutive fiscal years and first fiscal quarter of fiscal 2023 of profitability and that its capital resources will be adequate to support operations through at least November 14, 2023. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company cannot predict the full effect of COVID-19 for the first three fiscal quarters or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least November 14, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

FONAR CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the September 30, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2022 and Form 10-Q for the fiscal quarter ended September 30, 2022.

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

10. COVID-19. Although we believe we have taken the proper steps and are making a good recovery from the impact of the first wave of the COVID-19 virus, new strains of the disease have developed and future variants may continue to develop. The relatively recent new variants are particularly contagious and coupled with New York State requirements that medical employees must be vaccinated if they care for patients, including our technicians and support staff caring for scanning patients, has resulted in fewer available employees and adversely affected our ability to staff a full number of shifts. The course and severity of the virus, and the ultimate and economic and medical impact it will have worldwide and at home, is uncertain.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

FONAR CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits.

b)	Exhibit 32.1 Certification. See Exhibits.

c)	Report on Form 8-K filed on September 29, 2022, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

________________

By: /s/ Timothy Damadian

Timothy Damadian

Chairman of the Board of Directors, President,

Principal Executive Officer and Treasurer

________________

/s/ Luciano Bonanni

Luciano Bonanni

Executive Vice President, Chief Operating Officer,

Acting Principal Financial Officer

Dated: November 14, 2022