Form 10-Q
period 2022-12-31
FONAR CORP
filed 2023-02-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

 For the quarterly period ended DECEMBER 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 7, 2023
Common Stock, par value $.0001	6,538,148
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2022	June 30, 2022 *
Current Assets:
Cash and cash equivalents	$49,505	$48,723
Short term investments	32	32
Accounts receivable – net	3,949	4,336
Accounts receivable – related party	60	—
Medical receivable – net	19,685	20,109
Management and other fees receivable – net	34,910	33,419
Management and other fees receivable – related medical practices – net	8,941	8,603
Inventories	2,634	2,360
Prepaid expenses and other current assets	1,033	1,104
Total Current Assets	120,749	118,686

Accounts receivable – long term	1,278	1,872
Deferred income tax asset - net	10,536	12,843
Property and equipment – net	21,627	22,282
Right-of-use Asset – operating lease	34,107	34,232
Right-of-use Asset – financing lease	829	928
Goodwill	4,269	4,269
Other intangible assets – net	3,577	3,704
Other assets	526	526
Total Assets	$197,498	$199,342

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2022	June 30, 2022 *
Current Liabilities:
Current portion of long-term debt and capital leases	$42	$40
Accounts payable	866	1,552
Other current liabilities	4,137	6,417
Unearned revenue on service contracts	3,847	4,289
Unearned revenue on service contracts – related party	55	—
Operating lease liability – current portion	3,952	3,880
Financing lease liability – current portion	214	210
Customer deposits	632	361
Total Current Liabilities	13,745	16,749

Long-Term Liabilities:
Unearned revenue on service contracts	1,296	1,857
Deferred income tax liability	216	216
Due to related medical practices	93	93
Operating lease liability – net of current portion	33,158	33,091
Financing lease liability – net of current portion	709	838
Long-term debt and capital leases, less current portion	137	155
Other liabilities	74	107
Total Long-Term Liabilities	35,683	36,357
Total Liabilities	49,428	53,106

*Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	December 31, 2022	June 30, 2022*
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2022 and June 30, 2022, 313 issued and outstanding at December 31, 2022 and June 30, 2022	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2022 and June 30, 2022, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2022 and June 30, 2022, 6,563 and 6,566 issued at December 31, 2022 and June 30, 2022, respectively 6,538 and 6,554 outstanding at December 31, 2022 and June 30, 2022 respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at December 31, 2022 and June 30, 2022; .146 issued and outstanding at December 31, 2022 and June 30, 2022	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2022 and June 30, 2022, 383 issued and outstanding at December 31, 2022 and June 30, 2022	—	—
Paid-in capital in excess of par value	184,130	184,531
Accumulated deficit	(29,288)	(33,567)
Treasury stock, at cost – 25 shares of common stock at December 31, 2022 and 12 shares of common stock at June 30, 2022	(751)	(675)
Total Fonar Corporation’s Stockholders’ Equity	154,092	150,290
Noncontrolling interests	(6,022)	(4,054)
Total Stockholders' Equity	148,070	146,236
Total Liabilities and Stockholders’ Equity	$197,498	$199,342

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2022	2021
Patient fee revenue net of contractual allowances and discounts	$7,129	$7,443
Product sales – net	170	198
Service and repair fees – net	1,838	1,907
Service and repair fees - related parties – net	28	28
Management and other fees – net	12,092	12,108
Management and other fees - related medical practices – net	2,999	2,795
Total Revenues – Net	24,256	24,479
COSTS AND EXPENSES
Costs related to patient fee revenue	4,023	3,323
Costs related to product sales	214	190
Costs related to service and repair fees	722	719
Costs related to service and repair fees - related parties	11	10
Costs related to management and other fees	6,622	6,924
Costs related to management and other fees – related medical practices	1,492	1,690
Research and development	342	370
Selling, general and administrative	6,598	4,770
Total Costs and Expenses	20,024	17,996
Income From Operations	4,232	6,483
Other (Expense) Income	(208)	47
Interest Expense	(12)	(23)
Investment Income	263	60
Income Before Provision for Income Taxes and Noncontrolling Interests	4,275	6,567
Provision for Income Taxes	(1,463)	(1,430)
Net Income	2,812	5,137
Net Income - Noncontrolling Interests	(580)	(1,117)
Net Income – Attributable to FONAR	$2,232	$4,020

Net Income Available to Common Stockholders	$2,097	$3,777
Net Income Available to Class A Non-Voting Preferred Stockholders	$101	$181
Net Income Available to Class C Common Stockholders	$34	$62
Basic Net Income Per Common Share Available to Common Stockholders	$0.32	$0.58
Diluted Net Income Per Common Share Available to Common Stockholders	$0.32	$0.57
Basic and Diluted Income Per Share – Class C Common	$0.09	$0.16
Weighted Average Basic Shares Outstanding – Common Stockholders	6,527	6,554
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,655	6,682
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
REVENUES	2022	2021
Patient fee revenue – net of contractual allowances and discounts	$13,205	$14,294
Product sales – net	200	346
Service and repair fees – net	3,658	3,844
Service and repair fees - related parties – net	55	55
Management and other fees – net	24,342	24,081
Management and other fees - related medical practices – net	5,987	5,589
Total Revenues – Net	47,447	48,209
COSTS AND EXPENSES
Costs related to patient fee revenue	7,822	6,479
Costs related to product sales	383	299
Costs related to service and repair fees	1,440	1,443
Costs related to service and repair fees – related parties	22	21
Costs related to management and other fees	13,124	13,801
Costs related to management and other fees – related medical practices	2,890	3,326
Research and development	691	755
Selling, general and administrative	12,932	9,860
Total Costs and Expenses	39,304	35,984
Income From Operations	8,143	12,225
Other (Expense) Income	(197)	858
Interest Expense	(27)	(40)
Investment Income	414	122
Income Before Provision for Income Taxes and Noncontrolling Interests	8,333	13,165
Provision for Income Taxes	(2,871)	(2,846)
Net Income	5,462	10,319
Net Income – Noncontrolling Interests	(1,183)	(2,412)
Net Income – Attributable to FONAR	$4,279	$7,907

Net Income Available to Common Stockholders	$4,020	$7,430
Net Income Available to Class A Non-Voting Preferred Stockholders	$193	$355
Net Income Available to Class C Common Stockholders	$66	$122
Basic Net Income Per Common Share Available to Common Stockholders	$0.62	$1.13
Diluted Net Income Per Common Share Available to Common Stockholders	$0.60	$1.11
Basic and Diluted Income Per Share – Class C Common	$0.17	$0.32
Weighted Average Basic Shares Outstanding – Common Stockholders	6,534	6,554
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,662	6,682
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending December 31, 2022

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – September 30, 2022	$1	$184,531	($31,520)	($797)	($5,085)	$147,130
Net income	—	—	2,232	—	—	2,232
Purchase of Treasury stock	—	—	—	(356)	—	(356)
Cancellation of shares	—	(401)	—	402	—	1
Distributions – Non controlling	—	—	—	—	(1,517)	(1,517)
Income – Non controlling interests	—	—	—	—	580	580
Balance – December 31, 2022	$1	$184,130	($29,288)	($751)	($6,022)	$148,070

For the Three Months Ending December 31, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – September 30, 2021	$1	$185,101	($42,121)	($675)	($2,834)	$139,472
Net income	—	—	4,020	—	—	4,020
Purchase of Non controlling interest	—	(570)	—	—	24	(546)
Distributions – Non controlling	—	—	—	—	(1,621)	(1,621)
Income – Non controlling interests	—	—	—	—	1,117	1,117
Balance – December 31, 2021	$1	$184,531	($38,101)	($675)	($3,314)	$142,442

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Six Months Ending December 31, 2022

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – June 30, 2022	$1	$184,531	($33,567)	($675)	($4,054)	$146,236
Net income	—	—	4,279	—	—	4,279
Purchase of Treasury stock	—	—	—	(478)	—	(478)
Cancellation of shares	—	(401)	—	402	—	1
Distributions – Non controlling	—	—	—	—	(3,151)	(3,151)
Income – Non controlling interests	—	—	—	—	1,183	1,183
Balance – December 31, 2022	$1	$184,130	($29,288)	($751)	($6,022)	$148,070

For the Six Months Ending December 31, 2021

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – June 30, 2021	$1	$185,101	($46,008)	($675)	($3,049)	$135,370
Net income	—	—	7,907		—	7,907
Purchase of Non controlling interests	—	(570)	—	—	24	(546)
Distributions – Non controlling	—	—	—	—	(2,701)	(2,701)
Income – Non controlling interests	—	—	—	—	2,412	2,412
Balance – December 31, 2021	$1	$184,531	($38,101)	($675)	($3,314)	$142,442

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,462	$10,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,218	2,358
Amortization on right-of-use assets	2,238	1,644
Provision for bad debts	2,891	822
Deferred income tax – net	2,306	2,437
Gain on forgiveness of PPP loan	—	(701)
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(3,375)	(2,429)
Notes receivable	11	22
Inventories	(274)	(436)
Prepaid expenses and other current assets	60	(33)
Other assets	—	102
Increase (decrease) in operating liabilities, net:
Accounts payable	(685)	(1,090)
Other current liabilities	(3,228)	(5,395)
Operating lease liabilities	(1,874)	(1,414)
Financing lease liabilities	(126)	(101)
Customer deposits	271	(277)
Other liabilities	(33)	(33)
Net cash provided by operating activities	5,862	5,795
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,362)	(2,106)
Purchase of noncontrolling interests	—	(546)
Cost of patents	(74)	(38)
Net cash used in investing activities	(1,436)	(2,690)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(15)	(13)
Purchase of treasury stock	(478)	—
Distributions to noncontrolling interests	(3,151)	(2,701)
Net cash used in financing activities	(3,644)	(2,714)
Net Increase in Cash and Cash Equivalents	782	391
Cash and Cash Equivalents – Beginning of Period	48,723	44,460
Cash and Cash Equivalents – End of Period	$49,505	$44,851

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2022 for the fiscal year ended June 30, 2022.

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

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and six months ended December 31, 2022 and 2021.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2022 and 2021, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended December 31, 2022			Three months ended December 31, 2021
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$2,232	$2,097	$34	$4,020	$3,777	$62
Denominator:
Weighted average shares outstanding	6,527	6,527	383	6,554	6,554	383
Basic income per common share	$0.34	$0.32	$0.09	$0.61	$0.58	$0.16
Diluted
Denominator: Weighted average shares outstanding		6,527	383		6,554	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,655	383		6,682	383
Diluted income per common share		$0.32	$0.09		$0.57	$0.16

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Six months ended December 31, 2022			Six months ended December 31, 2021
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$4,279	$4,020	$66	$7,907	$7,430	$122
Denominator:
Weighted average shares outstanding	6,534	6,534	383	6,554	6,554	383
Basic income per common share	$0.65	$0.62	$0.17	$1.21	$1.13	$0.32
Diluted
Denominator: Weighted average shares outstanding		6,534	383		6,554	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,662	383		6,682	383
Diluted income per common share		$0.60	$0.17		$1.11	$0.32

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2022 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2022 or 2021, and it does not believe that any of those standards will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2022, and June 30, 2022:

	December 31, 2022
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,154	$205	$3,949
Accounts receivable - related party	$60	—	$60
Medical receivable	$19,685	$—	$19,685
Management and other fees receivable	$53,810	$18,900	$34,910
Management and other fees receivable from related medical practices ("PC’s")	$14,247	$5,306	$8,941

	June 30, 2022
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,541	$205	$4,336
Medical receivable	$20,109	$—	$20,109
Management and other fees receivable	$50,047	$16,628	$33,419
Management and other fees receivable from related medical practices ("PC’s")	$13,290	$4,687	$8,603

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

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of December 31, 2022 is as follows:

2024	$970
2025	289
2026	37
Total	$1,296

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67% of the PCs’ net revenues for the three months ended December 31, 2022 and 2021, were derived from no-fault and personal injury protection claims. Approximately 68% and 67% of the PCs’ net revenue for the six months ended December 31, 2022 and 2021, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.4% and 11.4% of the consolidated net revenues for the three months ended December 31, 2022 and 2021, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 12.6% and 11.6% of the consolidated net revenues for the six months ended December 31, 2022 and 2021, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and six months ended December 31, 2022 and 2021 are summarized in the following table.

	For the Three Months Ended December 31,
	2022	2021
Commercial Insurance/ Managed Care	$958	$1,068
Medicare/Medicaid	247	273
Workers' Compensation/Personal Injury	4,262	4,344
Other	1,662	1,758
Patient Fee Revenue, net of contractual allowances and discounts	$7,129	$7,443

	For the Six Months Ended December 31,
	2022	2021
Commercial Insurance/ Managed Care	$1,869	$2,154
Medicare/Medicaid	484	522
Workers' Compensation/Personal Injury	8,497	8,468
Other	2,355	3,150
Patient Fee Revenue, net of contractual allowances and discounts	$13,205	$14,294

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2022 is as follows:

Twelve Months Ending December 31,	Operating Lease Payments	Financing Lease Payments
2023	$5,588	$223
2024	5,551	244
2025	5,288	244
2026	4,768	244
2027	3,539	42
Thereafter	22,665	—
Present value discount	(10,289)	(74)
Total lease liability	$37,110	$923

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2022	June 30, 2022
Purchased parts, components and supplies	$2,509	$2,126
Work-in-process	125	234
Total Inventories	$2,634	$2,360

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2022	June 30, 2022
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,407	5,333
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,462	20,388
Less: Accumulated amortization	16,885	16,684
Other Intangible Assets	$3,577	$3,704

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended December 31, 2022 and 2021 amounted to $47 and $49, respectively.

Amortization of non-compete for the three months ended December 31, 2022 and 2021 amounted to $0 and $12, respectively.

Amortization of customer relationships for the three months ended December 31, 2022 and 2021 amounted to $50 and $50, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2022 and 2021 amounted to $101 and $96, respectively.

Amortization of non-compete for the six months ended December 31, 2022 and 2021 amounted to $0 and $25, respectively.

Amortization of customer relationships for the six months ended December 31, 2022 and 2021 amounted to $100 and $100, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2022	June 30, 2022
Accrued salaries, commissions and payroll taxes	$1,723	$4,653
Sales tax payable	228	249
State income taxes payable	300	382
Legal and other professional fees	33	21
Accounting fees	106	120
Self-funded health insurance reserve	15	79
Accrued interest and penalty	4	59
Other general & administrative expenses	1,728	854
Other Current Liabilities	$4,137	$6,417

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

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Dec, 31, 2022
Net revenues from external customers	$2,035	$22,221	$24,256
Inter-segment net revenues	$245	$—	$245
(Loss) Income from operations	$(551)	$4,783	$4,232
Depreciation and amortization	$65	$1,035	$1,100
Capital expenditures	$50	$423	$473

For the three months ended Dec. 31, 2021
Net revenues from external customers	$2,133	$22,346	$24,479
Inter-segment net revenues	$239	$—	$239
(Loss) Income from operations	$(27)	$6,510	$6,483
Depreciation and amortization	$68	$1,121	$1,189
Capital expenditures	$66	$869	$935

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the six months ended Dec, 31, 2022
Net revenues from external customers	$3,913	$43,534	$47,447
Inter-segment net revenues	$490	$—	$490
(Loss) Income from operations	$(1,353)	$9,496	$8,143
Depreciation and amortization	$137	$2,081	$2,218
Capital expenditures	$74	$1,362	$1,436

For the six months ended Dec. 31, 2021
Net revenues from external customers	$4,245	$43,964	$48,209
Inter-segment net revenues	$475	$—	$475
(Loss) Income from operations	$(517)	$12,742	$12,225
Depreciation and amortization	$135	$2,223	$2,358
Capital expenditures	$187	$1,957	$2,144

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2022 and December 31, 2021, the Company paid $27 and $265 for interest, respectively.

During the six months ended December 31, 2022 and December 31, 2021, the Company paid $647 and $572 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the six months ended December 31, 2022, the Company repurchased 30 shares at a cost of $478.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2022 and June 30, 2022, the Company had approximately $14 and $79, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

NOTE 11 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended December 31, 2022 and 2021, the Company recorded income tax expense of $2,871 in 2022 as compared to $2,846 in 2021. The 2022 provision is comprised of a current income tax component of $565 and a deferred income tax component of $2,306. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 - INCOME TAXES (CONTINUED)

ASC topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC topic 740. The Company believes there are no uncertain tax positions in prior years tax filings and therefore it has not recorded a liability for unrecognized tax benefits..

In accordance with ASC topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net”. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2019.

The Company recorded a deferred tax asset of $10,536 and a deferred tax liability of $216 as of December 31, 2022, primarily relating to net operating loss carryforwards of approximately $11,180 available to offset future taxable income through 2032. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of December 31, 2022, no such changes in ownership have occurred.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for tax years beginning after December 31, 2022. Currently, the Company does not expect the IRA to have a material impact to the Company’s financial statements.

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

DECEMBER 31, 2022 and 2021

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2022 and through the date the condensed consolidated financial statements were issued.

During January 2023 the Company repurchased 24 shares at a cost of $445 which was authorized under the stock repurchase plan adopted in September 2022.

During January 2023, the Company amended the revolving credit agreement. The agreement was extended to March 31, 2023. The interest rate on borrowings is at the current prime rate of 7.75% along with certain financial covenants.

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended June 30, 2022 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the U.S. Securities and Exchange Commission (SEC) on September 28, 2022.

For the six month period ended December 31, 2022, we reported a net income of $5.5 million on revenues of $47.4 million as compared to net income of $10.3 million on revenues of $48.2 million for the six month period ended December 31, 2021. Operating income decreased from $12.2 million for the six month period ended December 31, 2021 to $8.1 million for the six month period ended December 31, 2022.

For the three month period ended December 31, 2022, we reported a net income of $2.8 million on revenues of $24.3 million as compared to net income of $5.1 million on revenues of $24.5 million for the three month period ended December 31, 2021.

The revenue decrease, from $48.2 million for the first six months of fiscal 2022 to $47.4 million for the first six months of fiscal 2023, was primarily due to decreases in patient fee revenue of $1.1 million, from $14.3 million for the first six months of fiscal 2022 to $13.2 million for the first six months of fiscal 2023. Revenues from product sales and service and repair fees decreased by 7.8% from $4.2 million for the first six months of fiscal 2022 to $3.93 million for the first six months of fiscal 2023.

While our revenues decreased, our costs and expenses increased, but by a greater amount resulting in our operating income decreasing to $8.1 million for the six months ended December 31, 2022 as compared to $12.2 million for the six months ended December 31, 2021. In terms of percentages, costs and expenses increased 9.2% from $36.0 million for the first six months of fiscal 2022 to $39.3 million for the first six months of fiscal 2023, while revenues decreased 1.6%, from $48.2 million for the first six months of fiscal 2022 to $47.4 million for the first six months of fiscal 2023.

FONAR CORPORATION AND SUBSIDIARIES

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

The most significant adverse impact on our Company in fiscal 2022 and the first half of fiscal 2023 has been the continuing effects of the COVID-19 pandemic. Although it had seemed the worst had passed, subsequent events have shown a spike in new cases and the emergence of new strains of the virus. This is by no means a problem confined to our Company, but despite our best efforts and improved ability to cope with the pandemic and the availability of new vaccines, the impact on our results of operation and financial condition is potentially volatile and severe.

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

One of the concerns we have had is the increased strictness in enforcement of certain COVID-19 mandates, which directly impact the conduct of our business, such as the requirement that employees in healthcare facilities be vaccinated. Another concern we have is the newer variants that are more transmissible. We are in fact facing some of these challenges now. As a result, between absences due to illness and the loss of unvaccinated employees whose duties required them to be in contact with patients, we were sometimes unable to keep a scanning facility open for all shifts. Also at the end of the first quarter of fiscal 2023, our Florida locations were effected by Hurricane Ian and had to be shut down for several days. During the first half of fiscal 2023, the aggregate number of scans performed by the sites we manage or own declined to 89,888 scans from 94,460 scans in the first half of fiscal 2022. Nevertheless, we have been able to navigate through these challenges and avoid any significant disruption to our business

FONAR CORPORATION AND SUBSIDIARIES

Forward Looking Statements

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $200,000 for the first six months of fiscal 2023 from $346,000 for the first six months of fiscal 2022. Costs related to product sales increased from $299,000 for the six month period ended December 31, 2021 to $383,000 for the six month period ended December 31, 2022. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues decreased to $3.7 million for the six month period ended December 31, 2022 as compared to $3.9 million for the six month period ended December 31, 2021.

Costs relating to providing service remained constant at $1.5 million in the first six months of fiscal 2022 and in the first six months of fiscal 2023. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $263,000 in foreign revenues for the first six months of fiscal 2023 as compared to approximately $353,000 in foreign revenues for the first six months of fiscal 2022, representing a decrease in foreign revenues of 25.5%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $3.9 million for the first six months of fiscal 2023 from $4.2 million for the first six months of fiscal 2022. Operating losses for our medical equipment segment increased to an operating loss of $1.4 million, for the first six months of fiscal 2023 as compared to an operating loss of $517,000 for the first six months of fiscal 2022.

Diagnostic Facilities Management Services

HMCA revenues decreased in the first six months of fiscal 2023 by 1.0% to $43.5 million from $44.0 million for the first six months of fiscal 2022. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 91.8% for the first six months of fiscal 2023, from 91.2% for the first six months of fiscal 2022.

HMCA’s current strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company had seen decreases in its scan volume. Nevertheless, the Company continued its program of adding additional scanners. The scan volume decreased slightly in the first half of 2023. Other factors that have led to the slight decrease can also be attributable to Hurricane Ian which cause the Florida locations to be closed for several days. The continuation of the COVID-19 virus and its various variants that are more transmittable may delay the completion of the installation of some of the scanners. If scan volumes decrease however, and remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to consider reducing the size of its operations temporarily as a last resort.

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

Although the number of scans performed at our centers and at our client’s centers has recovered to pre-COVID-19 levels, it has decreased from approximately 94,500 in the first six months of fiscal 2022 to approximately 89,900 in the first six months of fiscal 2023. The decrease in scans was due to a shortage of MRI technologists who operate the scanners, which is an industry-wide issue that caused our centers to be open for fewer hours. We believe that the worst part of this shortage has passed and we will be back to full employment by the end of February.

FONAR CORPORATION AND SUBSIDIARIES

We now manage or own a total of 40 MRI scanners. Twenty-five (25) MRI scanners are located in New York and fifteen (15) are located in Florida. HMCA experienced an operating income of $9.5 million for the first six months of fiscal 2023 compared to operating income of $12.7 million for the first six months of fiscal 2022.

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

HMCA’s cost of revenues for the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 increased slightly by 1.0% from $23.6 million to $23.8 million.

Consolidated

For the first six months of fiscal 2023, our consolidated net revenues decreased by 1.6% to $47.4 million from $48.2 million for the first six months of fiscal 2022, and total costs and expenses increased by 9.2% to $39.3 million from $36.0 million for the first six months of fiscal 2023 and for the first six months of fiscal 2022 respectively. As a result, our operating income decreased to $8.1 million in the first six months of fiscal 2023 as compared to $12.2 million in the first six months of fiscal 2022. An increase in selling, general and other administrative costs in particular resulted in the increase of cost and expenses as compared to the increase in net revenues.

Selling, general and administrative expenses increased to $12.9 million in the first six months of fiscal 2023 from $9.9 million in the first six months of fiscal 2022. This increase in selling, general and administrative expenses was due mainly to more reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first six months of fiscal 2023 and fiscal 2022.

Research and development expenses decreased by 8.5% to $691,000 for the first six months of fiscal 2023 from $755,000 for the first six months of fiscal 2022.

Interest expense in the first six months of fiscal 2023 decreased by 32.5% to $27,000 from $40,000 in the first six months of fiscal 2022.

Inventories increased to $2.6 million at December 31, 2022 as compared to $2.4 million at June 30, 2022.

Net management fee and medical receivables increased by 2.3% to $63.5 million at December 31, 2022 from $62.1 million at June 30, 2022 as a result of slower collections and increased scan volume. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first six months of fiscal 2023 reflect a decrease in revenues from management, patient and other fees, as compared to the first three months of fiscal 2022 ($43.5 million for the first six months of fiscal 2023 as compared to $44.0 million for the first six months of fiscal 2022), and a decrease in the MRI equipment segment revenues ($3.9 million for the first six months of fiscal 2023 as compared to $4.2 million for the first six months of fiscal 2022). Revenues were 8.2% from the MRI segment as compared to 91.2% from HMCA, for the first six months of fiscal 2023, as compared to 8.8% from the MRI equipment segment and 91.2% from HMCA for the first six months of fiscal 2022.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased by 1.6% from $48.7 million at June 30, 2022 to $49.5 million at December 31, 2022.

Cash provided by operating activities for the first six months of fiscal 2023 was $5.9 million. Cash provided by operating activities was attributable principally to net income of $5.5 million, depreciation and amortization of $2.2 million, amortization on right-to-use assets of $2.2 million, provision for bad debts of $2.9 million and deferred income tax of $2.3 million, offset by an increase in accounts, management fee receivables and medical receivables of $3.4 million and a decrease in other current liabilities of $3.2 million.

Cash used in investing activities for the first six months of fiscal 2023 was $1.4 million. Cash used in investing activities during the first six months of fiscal 2023 consisted of patent costs of $74,000 and the purchase of property and equipment of $1.4 million.

Cash used in financing activities for the first six months of fiscal 2023 was $3.6 million. The principal uses of cash in financing activities during the first six months of fiscal 2022 were the repayment of principal on long-term debt and capital lease obligations of $15,000, the purchase of treasury stock of $478,000 and distributions to non-controlling interests of $3.2 million.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 6.9% to $49.4 million at December 31, 2022 from $53.1 million at June 30, 2022. “Other” current liabilities decreased by 35.5% to $4.1 million at December 31, 2022 from $6.4 million at June 30, 2022. The current portion of our service contract liabilities decreased by 9.0% to $3.9 million at December 31, 2022 as compared to $4.3 million at June 30, 2022. Customer deposits increased from $361,000 at June 30, 2022 to $632,000 at December 31, 2022.

As of December 31, 2022, the total of $4.1 million in “other” current liabilities included accrued salaries and payroll taxes of $1.9 million, state income taxes payable of $300,000 and other general and administrative expenses of $1.5 million.

Our working capital increased to $107.0 million at December 31, 2022 from $101.9 million at June 30, 2022. This resulted from an increase in current assets ($118.7 million at June 30, 2022 as compared to $120.7 million at December 31, 2022), and a decrease in current liabilities from $16.7 million at June 30, 2022 to $13.7 million at December 31, 2022.

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

On August 16, 2020 Congress enacted the Inflation Reduction Act (“IRA”). The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for tax years beginning after December 31, 2022. Currently, the Company does not expect the IRA to have a material impact to the Company’s financial statements.

Fonar is committed to making capital expenditures for the remainder of the 2023 fiscal year, for placing a scanner at a new stand-alone facility located in Florida which is scheduled to open in February. The current estimated costs of these capital expenditures is approximately $1.5 million.

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

The Company believes that its business plan has been responsible for the past nine consecutive fiscal years and first half of fiscal 2023 of profitability and that its capital resources will be adequate to support operations through at least February 14, 2024. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company cannot predict the full effect of COVID-19 for the second half or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least February 14, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the December 31, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on November 14, 2022, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2022.

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

Dated: February 14, 2023