Form 10-Q
period 2023-03-31
FONAR CORP
filed 2023-05-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended MARCH 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at May 5, 2023
Common Stock, par value $.0001	6,538,148
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2023	June 30, 2022 *
Current Assets:
Cash and cash equivalents	$49,640	$48,723
Short term investments	32	32
Accounts receivable – net	3,720	4,336
Accounts receivable - related party	30	—
Medical receivable – net	20,460	20,109
Management and other fees receivable – net	35,201	33,419
Management and other fees receivable – related medical practices – net	9,088	8,603
Inventories	2,661	2,360
Prepaid expenses and other current assets	1,166	1,104
Total Current Assets	121,998	118,686

Accounts receivable – long term	1,003	1,872
Deferred income tax asset - net	10,911	12,843
Property and equipment – net	22,775	22,282
Right-of-use Asset – operating lease	33,581	34,232
Right-of-use Asset – financing lease	779	928
Goodwill	4,269	4,269
Other intangible assets – net	3,494	3,704
Other assets	526	526
Total Assets	$199,336	$199,342

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2023	June 30, 2022 *
Current Liabilities:
Current portion of long-term debt	$43	$40
Accounts payable	1,719	1,552
Other current liabilities	3,496	6,417
Unearned revenue on service contracts	3,615	4,289
Unearned revenue on service contracts – related party	28	—
Operating lease liability - current portion	3,981	3,880
Financing lease liability - current portion	217	210
Customer deposits	826	361
Total Current Liabilities	13,925	16,749

Long-Term Liabilities:
Unearned revenue on service contracts	1,015	1,857
Deferred income tax liability	216	216
Due to related medical practices	93	93
Operating lease liability – net of current portion	32,630	33,091
Financing lease liability – net of current portion	657	838
Long-term debt less current portion	126	155
Other liabilities	57	107
Total Long-Term Liabilities	34,794	36,357
Total Liabilities	48,719	53,106

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	March 31, 2023	June 30, 2022*
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2023 and June 30, 2022, 313 issued and outstanding at March 31, 2023 and June 30, 2022	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2023 and June 30, 2022, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2023 and June 30, 2022, 6,607 and 6,566 issued at March 31, 2023 and June 30, 2022, respectively 6,538 and 6,554 outstanding at March 31, 2023 and June 30, 2022 respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at March 31, 2023 and June 30, 2022, .146 issued and outstanding at March 31, 2023 and June 30, 2022	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2023 and June 30, 2022, 383 issued and outstanding at March 31, 2023 and June 30, 2022	—	—
Paid-in capital in excess of par value	184,130	184,531
Accumulated deficit	(25,428)	(33,567)
Treasury stock, at cost - 69 shares of common stock at March 31, 2023 and 12 shares of common stock at June 30, 2022	(1,522)	(675)
Total Fonar Corporation’s Stockholders’ Equity	157,181	150,290
Noncontrolling interests	(6,564)	(4,054)
Total Stockholders' Equity	150,617	146,236
Total Liabilities and Stockholders' Equity	$199,336	$199,342

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2023	2022
Patient fee revenue – net of contractual allowances and discounts	$8,188	$7,641
Product sales – net	25	135
Service and repair fees – net	1,831	1,876
Service and repair fees - related parties – net	28	28
Management and other fees – net	12,375	11,904
Management and other fees - related medical practices – net	2,975	2,987
Total Revenues – Net	25,422	24,571
COSTS AND EXPENSES
Costs related to patient fee revenue	4,056	3,306
Costs related to product sales	196	53
Costs related to service and repair fees	801	747
Costs related to service and repair fees - related parties	12	11
Costs related to management and other fees	7,157	6,696
Costs related to management and other fees – related medical practices	1,455	1,698
Research and development	435	354
Selling, general and administrative	7,143	6,068
Total Costs and Expenses	21,255	18,933
Income From Operations	4,167	5,638
Other Expense	(6)	—
Interest (Expense) Income	(15)	31
Investment Income	356	58
Income Before Provision for Income Taxes and Noncontrolling Interests	4,502	5,727
Provision for Income Taxes	(17)	(2,465)
Net Income	4,485	3,262
Net Income - Noncontrolling Interests	(625)	(971)
Net Income – Attributable to FONAR	$3,860	$2,291
STATEMENT OF INCOME
Net Income Available to Common Stockholders	$3,627	$2,153
Net Income Available to Class A Non-Voting Preferred Stockholders	$174	$103
Net Income Available to Class C Common Stockholders	$59	$35
Basic Net Income Per Common Share Available to Common Stockholders	$0.56	$0.33
Diluted Net Income Per Common Share Available to Common Stockholders	$0.55	$0.32
Basic and Diluted Income Per Share – Class C Common	$0.16	$0.09
Weighted Average Basic Shares Outstanding – Common Stockholders	6,481	6,554
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,609	6,682
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2023	2022
Patient fee revenue – net of contractual allowances and discounts	$21,393	$21,935
Product sales – net	225	481
Service and repair fees – net	5,489	5,720
Service and repair fees - related parties – net	83	83
Management and other fees – net	36,717	35,985
Management and other fees - related medical practices – net	8,962	8,576
Total Revenues – Net	72,869	72,780
COSTS AND EXPENSES
Costs related to patient fee revenue	11,879	9,785
Costs related to product sales	580	352
Costs related to service and repair fees	2,241	2,190
Costs related to service and repair fees - related parties	34	32
Costs related to management and other fees	20,281	20,497
Costs related to management and other fees – related medical practices	4,345	5,024
Research and development	1,126	1,109
Selling, general and administrative	20,074	15,928
Total Costs and Expenses	60,560	54,917
Income From Operations	12,309	17,863
Other (Expense) Income	(203)	858
Interest Expense	(41)	(9)
Investment Income	770	180
Income Before Provision for Income Taxes and Noncontrolling Interests	12,835	18,892
Provision for Income Taxes	(2,889)	(5,311)
Net Income	9,946	13,581
Net Income - Noncontrolling Interests	(1,807)	(3,383)
Net Income – Attributable to FONAR	$8,139	$10,198
STATEMENT OF INCOME
Net Income Available to Common Stockholders	$7,647	$9,583
Net Income Available to Class A Non-Voting Preferred Stockholders	$367	$458
Net Income Available to Class C Common Stockholders	$125	$157
Basic Net Income Per Common Share Available to Common Stockholders	$1.18	$1.46
Diluted Net Income Per Common Share Available to Common Stockholders	$1.16	$1.43
Basic and Diluted Income Per Share – Class C Common	$0.33	$0.41
Weighted Average Basic Shares Outstanding – Common Stockholders	6,487	6,554
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,615	6,682
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending March 31, 2023

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – December 31, 2022	$1	$184,130	$(29,288)	$(751)	$(6,022)	$148,070
Net income	—	—	3,860	—	—	3,860
Purchase of Treasury stock	—	—	—	(771)	—	(771)
Distributions - Non controlling	—	—	—	—	(1,167)	(1,167)
Income - Non controlling interests	—	—	—	—	625	625
Balance – March 31, 2023	$1	$184,130	$(25,428)	$(1,522)	$(6,564)	$150,617

For the Three Months Ending March 31, 2022

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – December 31, 2021	$1	$184,531	$(38,101)	$(675)	$(3,314)	$142,442
Net income	—	—	2,291	—	—	2,291
Distributions - Non controlling	—	—	—	—	(1,430)	(1,430)
Income - Non controlling interests	—	—	—	—	971	971
Balance - March 31, 2022	$1	$184,531	$(35,810)	$(675)	$(3,773)	$144,274

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Nine Months Ending March 31, 2023

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2022	$1	$184,531	$(33,567)	$(675)	$(4,054)	$146,236
Net income	—	—	8,139	—	—	8,139
Purchase of Treasury stock	—	—	—	(1,249)	—	(1,249)
Cancellation of shares	—	(401)	—	402	—	1
Distributions - Non controlling	—	—	—	—	(4,317)	(4,317)
Income - Non controlling interests	—	—	—	—	1,807	1,807
Balance - March 31, 2023	$1	$184,130	$(25,428)	$(1,522)	$(6,564)	$150,617

For the Nine Months Ending March 31, 2022

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2021	$1	$185,101	$(46,008)	$(675)	$(3,049)	$135,370
Net income	—	—	10,198		—	10,198
Purchase of Non controlling interests	—	(570)	—	—	24	(546)
Distributions - Non controlling	—	—	—	—	(4,131)	(4,131)
Income - Non controlling interests	—	—	—	—	3,383	3,383
Balance - March 31, 2022	$1	$184,531	$(35,810)	$(675)	$(3,773)	$144,274

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,946	$13,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,357	3,543
Amortization on right-of-use assets	3,306	2,953
Provision for bad debts	4,441	2,150
Deferred income tax – net	1,931	3,484
Gain on forgiveness of PPP loan	—	(701)
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(5,604)	(4,950)
Notes receivable	11	32
Contract assets	—	(15)
Inventories	(301)	(705)
Prepaid expenses and other current assets	(73)	112
Other assets	—	132
Increase (decrease) in operating liabilities, net:
Accounts payable	168	(855)
Other current liabilities	(4,409)	(5,480)
Operating lease liabilities	(2,865)	(2,579)
Financing lease liabilities	(175)	(151)
Customer deposits	465	(370)
Contract liabilities	—	(15)
Other liabilities	(49)	(49)
Net cash provided by operating activities	10,149	10,117
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,553)	(3,807)
Purchase of noncontrolling interests	—	(546)
Cost of patents	(87)	(60)
Net cash used in investing activities	(3,640)	(4,413)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(26)	(23)
Purchase of treasury stock	(1,249)	—
Distributions to noncontrolling interests	(4,317)	(4,131)
Net cash used in financing activities	(5,592)	(4,154)
Net Increase in Cash and Cash Equivalents	917	1,550
Cash and Cash Equivalents - Beginning of Period	48,723	44,460
Cash and Cash Equivalents - End of Period	$49,640	$46,010

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation, which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and manufacturing of medical scanning equipment, which uses principles of Magnetic Resonance Imaging ("MRI") for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from our installed-base of customers through service and upgrade programs.

FONAR, through its wholly-owned subsidiary Health Management Corporation of America ("HMCA") provides comprehensive management services to diagnostic imaging facilities. These services provided by the Company include development, administration, leasing of office spaces, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collections and the development and implementation of practice growth and marketing strategies.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2022 for the fiscal year ended June 30, 2022.

The global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely affected our workforce, liquidity, financial conditions, revenues, profitability and business operations. The Company was able to enact certain decisions to allow the Company to sustain operations during the global pandemic and from further losses or additional decreases in scan volume. The Company also received some government stimulus funds from the Paycheck Protection Program (“PPP”) and Medicare advances/stimulus payments. The Company has been able to navigate through these challenges and avoid any significant disruption of the business and the volume has recently risen back to almost pre- COVID-19 levels. Recent legislation was passed to end the national emergency for COVID-19 which the Company believes with positive cash flows, low debt and cash on hand, it will be able to maintain operations to pre COVID-19 levels going forward.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

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

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC Topic 260-10, “Participating Securities and the Two-Class method”, the Company uses the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and nine months ended March 31, 2023 and 2022.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2023 and 2022, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,860	$3,627	$59	$2,291	$2,153	$35
Denominator:
Weighted average shares outstanding	6,481	6,481	383	6,554	6,554	383
Basic income per common share	$0.60	$0.56	$0.16	$0.35	$0.33	$0.09
Diluted
Denominator: Weighted average shares outstanding		6,481	383		6,554	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,609	383		6,682	383
Diluted income per common share		$0.55	$0.16		$0.32	$0.09

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Nine months ended March 31, 2023			Nine months ended March 31, 2022
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$8,139	$7,647	$125	$10,198	$9,583	$157
Denominator:
Weighted average shares outstanding	6,487	6,487	383	6,554	6,554	383
Basic income per common share	$1.25	$1.18	$0.33	$1.56	$1.46	$0.41
Diluted
Denominator: Weighted average shares outstanding		6,487	383		6,554	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,615	383		6,682	383
Diluted income per common share		$1.16	$0.33		$1.43	$0.41

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2023 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2023 or 2022, and it does not believe that any of those standards will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2023, and June 30, 2022:

	March 31, 2023
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,925	$205	$3,720
Accounts receivable - related party	$30	—	$30
Medical receivable	$20,460	$—	$20,460
Management and other fees receivable	$55,043	$19,842	$35,201
Management and other fees receivable from related medical practices ("PC’s")	$15,002	$5,914	$9,088

	June 30, 2022
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,541	$205	$4,336
Medical receivable	$20,109	$—	$20,109
Management and other fees receivable	$50,047	$16,628	$33,419
Management and other fees receivable from related medical practices ("PC’s")	$13,290	$4,687	$8,603

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

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following three years as of March 31, 2023 is as follows:

2025	$792
2026	216
2027	7
Total	$1,015

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67.6% and 66.6% of the PCs’ net revenues for the three months ended March 31, 2023 and 2022 respectively, were derived from no-fault and personal injury protection claims. Approximately 67.9% and 66.6% of the PCs’ net revenue for the nine months ended March 31, 2023 and 2022, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.7% and 12.2% of the consolidated net revenues for the three months ended March 31, 2023 and 2022, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 12.3% and 11.8% of the consolidated net revenues for the nine months ended March 31, 2023 and 2022, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and nine months ended March 31, 2023 and 2022 are summarized in the following table.

	For the Three Months Ended March 31,
	2023	2022
Commercial Insurance/ Managed Care	$1,037	$1,095
Medicare/Medicaid	303	287
Workers' Compensation/Personal Injury	5,186	4,624
Other	1,662	1,635
Patient Fee Revenue, net of contractual allowances and discounts	$8,188	$7,641

	For the Nine Months Ended March 31,
	2023	2022
Commercial Insurance/ Managed Care	$2,905	$3,249
Medicare/Medicaid	788	809
Workers' Compensation/Personal Injury	13,683	13,092
Other	4,017	4,785
Patient Fee Revenue, net of contractual allowances and discounts	$21,393	$21,935

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES

In July 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the condensed consolidated financial statements. We have also elected the transition package of the practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs.

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

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of March 31, 2023 is as follows:

Twelve Months Ending March 31,	Operating Lease Payments	Financing Lease Payments
2024	$5,613	$244
2025	5,661	244
2026	5,304	244
2027	4,520	204
2028	3,642	—
Thereafter	21,835	—
Present value discount	(9,964)	(62)
Total lease liability	$36,611	$874

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2023	June 30, 2022
Purchased parts, components and supplies	$2,456	$2,126
Work-in-process	205	234
Total Inventories	$2,661	$2,360

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2023	June 30, 2022
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,420	5,333
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,475	20,388
Less: Accumulated amortization	16,981	16,684
Other Intangible Assets - net	$3,494	$3,704

Amortization of patents and copyrights for the three months ended March 31, 2023 and 2022 amounted to $46 and $44, respectively.

Amortization of non-compete for the three months ended March 31, 2023 and 2022 amounted to $0 and $13, respectively.

Amortization of customer relationships for the three months ended March 31, 2023 and 2022 amounted to $50 and $50, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2023 and 2022 amounted to $147 and $140, respectively.

Amortization of non-compete for the nine months ended March 31, 2023and 2022 amounted to $0 and $38, respectively.

Amortization of customer relationships for the nine months ended March 31, 2023 and 2022 amounted to $150 and $150, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2023	June 30, 2022
Accrued salaries, commissions and payroll taxes	$2,046	$4,653
Sales tax payable	210	249
State income taxes payable	200	382
Legal and other professional fees	11	21
Accounting fees	89	120
Self-funded health insurance reserve	35	79
Accrued interest and penalty	3	59
Other general and administrative expenses	902	854
Other Current Liabilities	$3,496	$6,417

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

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the three months ended March, 31, 2023	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Net revenues from external customers	$1,884	$23,538	$25,422
Inter-segment net revenues	$245	$—	$245
(Loss) Income from operations	$(1,141)	$5,308	$4,167
Depreciation and amortization	$64	$1,075	$1,139
Capital expenditures	$13	$2,191	$2,204

For the three months ended March 31, 2022
Net revenues from external customers	$2,039	$22,532	$24,571
Inter-segment net revenues	$245	$—	$245
(Loss) Income from operations	$(537)	$6,175	$5,638
Depreciation and amortization	$64	$1,121	$1,185
Capital expenditures	$43	$1,620	$1,663

For the nine months ended March 31, 2023	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Net revenues from external customers	$5,797	$67,072	$72,869
Inter-segment net revenues	$735	$—	$735
(Loss) Income from operations	$(2,495)	$14,804	$12,309
Depreciation and amortization	$201	$3,156	$3,357
Capital expenditures	$87	$3,553	$3,640

For the nine months ended March 31, 2022
Net revenues from external customers	$6,284	$66,496	$72,780
Inter-segment net revenues	$720	$—	$720
(Loss) Income from operations	$(1,054)	$18,917	$17,863
Depreciation and amortization	$199	$3,344	$3,543
Capital expenditures	$230	$3,577	$3,807

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2023 and March 31, 2022, the Company paid $42 and $279 for interest, respectively.

During the nine months ended March 31, 2023 and March 31, 2022, the Company paid $1,140 and $1,105 for income taxes, respectively.

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

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the nine months ended March 31, 2023, the Company repurchased 70 shares at a cost of $1,249.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2023 and June 30, 2022, the Company had approximately $35 and $79, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the nine months ended March 31, 2023 and 2022, the Company recorded income tax expense of $2,889 in 2023 as compared to $5,311 in 2022. The 2023 provision is comprised of a current income tax component of $958 and a deferred income tax component of $1,931. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $10,911 and a deferred tax liability of $216 as of March 31, 2023, primarily relating to net operating loss carryforwards of approximately $5,191 available to offset future taxable income through 2032. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. As of March 31, 2023, no such changes in ownership have occurred.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2023 and through the date the condensed consolidated financial statements were issued.

During April 2023, the Company repurchased 6 shares at a cost of $101 which was authorized under the stock repurchase plan adopted in September 2022.

During April 2023, the Company amended the revolving credit agreement. The agreement was extended to July 7, 2023. The interest rate on borrowings is at the current prime rate of 8.00% along with certain financial covenants.

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

For the nine month period ended March 31, 2023, we reported a net income of $9.9 million on revenues of $72.9 million as compared to net income of $13.6 million on revenues of $72.8 million for the nine month period ended March 31, 2022. Operating income decreased from $17.9 million for the nine month period ended March 31, 2022 to $12.3 million for the nine month period ended March 31, 2023.

For the three month period ended March 31, 2023, we reported a net income of $3.9 million on revenues of $25.4 million as compared to net income of $3.3 million on revenues of $24.6 million for the three month period ended March 31, 2022.

While our revenues increased slightly, our costs and expenses increased, but by a greater amount resulting in our operating income decreasing to $12.3 million for the nine months ended March 31, 2023 as compared to $17.9 million for the nine months ended March 31, 2022. In terms of percentages, costs and expenses increased 10.2% from $54.9 million for the first nine months of fiscal 2022 to $60.6 million for the first nine months of fiscal 2023, while revenues increased 0.1%, from $72.8 million for the first nine months of fiscal 2022 to $72.9 million for the first nine months of fiscal 2023.

Fonar’s wholly owned subsidiary, Health Management Corporation of America (“HMCA”), has the controlling interest in Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.8% in HDM, and the investors in HDM have a 29.2% ownership interest, as compared to HMCA’s 70% ownership interest and the investors’ 30% ownership interest in HDM in fiscal 2021. This change resulted from the Company’s purchase of non-controlling interests from the minority shareholders for $546,000 in the second quarter of fiscal 2022. The management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

The most significant adverse impact on our Company in fiscal 2022 and fiscal 2023 has been the continuing effects of the COVID-19 pandemic. During April 2023 legislation was passed to end the national emergency for COVID-19 and it seems the worst has passed. This is by no means a problem confined to our Company, but despite our best efforts and improved ability to cope with the pandemic and the availability of new vaccines, the impact on our results of operation and financial condition is potentially volatile and severe.

FONAR CORPORATION AND SUBSIDIARIES

The global pandemic of COVID-19 has caused disruptions in the United States and international markets which have adversely affected our workforce, financial condition, profitability and business operations. The Company was able to enact certain decisions to allow the Company to survive during the global pandemic and prevent further losses or additional decreases in scan volume. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19 and its variants, the Company believes with the ending of the national emergency and with its strong cash position and general financial condition, it will be able to continue operations going forward.

One of the concerns we have had is the increased strictness in enforcement of certain COVID-19 mandates, which directly impacts the conduct of our business, such as the requirement that employees in healthcare facilities be vaccinated. Another concern we have is the newer variants that are more transmissible. We are in fact facing some of these challenges now. As a result, between absences due to illness and the loss of unvaccinated employees whose duties required them to be in contact with patients, we were sometimes unable to keep a scanning facility open for all shifts. The New York State Supreme Court recently invalidated the requirement that all medical employees must be vaccinated. This decision is currently under appeal and we are unsure of the outcome. Also at the end of the first quarter of fiscal 2023, our Florida locations were effected by Hurricane Ian and had to be shut down for several days. During the first nine months of fiscal 2023, the aggregate number of scans performed by the sites we manage or own declined slightly to 139,339 scans from 140,650 scans in the first nine months of fiscal 2022. Nevertheless, we have been able to navigate through these challenges and avoid any significant disruption to our business

Forward Looking Statements

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $225,000 for the first nine months of fiscal 2023 from $481,000 for the first nine months of fiscal 2022. Costs related to product sales increased from $352,000 for the nine month period ended March 31, 2022 to $580,000 for the nine month period ended March 31, 2023. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues decreased to $5.6 million for the nine month period ended March 31, 2023 as compared to $5.8 million for the nine month period ended March 31, 2022.

Costs relating to providing service increased slightly to $2.3 million for the nine month period ended March 31, 2023 as compared to $2.2 million for the nine month period ended March 31, 2022. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $375,000 in foreign revenues for the first nine months of fiscal 2023 as compared to approximately $466,000 in foreign revenues for the first nine months of fiscal 2022, representing a decrease in foreign revenues of 19.5%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $5.8 million for the first nine months of fiscal 2023 from $6.3 million for the first nine months of fiscal 2022. Operating losses for our medical equipment segment increased to an operating loss of $2.5 million, for the first nine months of fiscal 2023 as compared to an operating loss of $1.1 million for the first nine months of fiscal 2022.

FONAR CORPORATION AND SUBSIDIARIES

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2023 by 0.8% to $67.1 million from $66.5 million for the first nine months of fiscal 2022. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 92.0% for the first nine months of fiscal 2023, from 91.3% for the first nine months of fiscal 2022.

HMCA’s current strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company had seen decreases in its scan volume. Nevertheless, the Company continued its program of adding additional scanners. The scan volume decreased slightly in the first nine months of 2023. Other factors that have led to the slight decrease can also be attributable to Hurricane Ian which caused the Florida locations to be closed for several days. The continuation of the COVID-19 virus and its various variants that are more transmittable may delay the completion of the installation of some of the scanners. If scan volumes decrease however, and remain at lower volumes, the Company, notwithstanding its ample cash reserves, may need to consider reducing the size of its operations temporarily as a last resort.

New York State mandated that as of October 7, 2021, all workers at hospitals, long-term care facilities and diagnostic centers be COVID-19-vaccinated.  Workers who were not vaccinated either resigned, were transferred to a non-diagnostic facility within the company, or were dismissed. The resulting reduction in the number of workers available at sites owned or managed by HMCA, had been challenging and had significantly reduced the pool of qualified and vaccinated workers. Also this is combined with the emergence of the new highly transmissible variants. HMCA owned or managed sites struggling with reduced staff either had cut their business hours and therefore scanned fewer patients or, when possible, maintained regular business hours by paying employees who are willing to work extra hours at overtime rates.  The NYS Supreme Court recently invalidated the requirement that all medical employees must be vaccinated. This decision is currently under appeal and we are unsure of the outcome.

Although the number of scans performed at our centers and at our client’s centers has recovered to pre-COVID-19 levels, it has decreased from approximately 140,600 in the first nine months of fiscal 2022 to approximately 139,300 in the first nine months of fiscal 2023. The decrease in scans was due to a shortage of MRI technologists who operate the scanners, which is an industry-wide issue that caused our centers to be open for fewer hours. We believe that the worst part of this shortage has passed and we just recently came back to full employment.

We now manage or own a total of 41 MRI scanners. Twenty-four (24) MRI scanners are located in New York and seventeen (17) are located in Florida. HMCA experienced an operating income of $14.8 million for the first nine months of fiscal 2023 compared to operating income of $18.9 million for the first nine months of fiscal 2022.

FONAR CORPORATION AND SUBSIDIARIES

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

HMCA’s cost of revenues for the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 increased by 3.3% from $35.3 million to $36.5 million.

Consolidated

For the first nine months of fiscal 2023, our consolidated net revenues increased by 0.1% to $72.9 million from $72.8 million for the first nine months of fiscal 2022, and total costs and expenses increased by 10.2% to $60.6 million from $54.9 million for the first nine months of fiscal 2023 and for the first nine months of fiscal 2022 respectively. As a result, our operating income decreased to $12.3 million in the first nine months of fiscal 2023 as compared to $17.9 million in the first nine months of fiscal 2022. An increase in selling, general and other administrative costs in particular resulted in the increase of cost and expenses as compared to the increase in net revenues.

Selling, general and administrative expenses increased to $20.1 million in the first nine months of fiscal 2023 from $15.9 million in the first nine months of fiscal 2022. This increase in selling, general and administrative expenses was due mainly to more reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus.

Research and development expenses remained constant at $1.1 million for the first nine months of fiscal 2023 and the first nine months of fiscal 2022.

Interest expense in the first nine months of fiscal 2023 increased by 355% to $41,000 from $9,000 in the first nine months of fiscal 2022.

Inventories increased to $2.7 million at March 31, 2023 as compared to $2.4 million at June 30, 2022.

Net management fee and medical receivables increased by 4.2% to $64.7 million at March 31, 2023 from $62.1 million at June 30, 2022 as a result of slower collections and increased scan volume due to the opening of a new location in Florida. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

FONAR CORPORATION AND SUBSIDIARIES

The results of operations for the first nine months of fiscal 2023 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2022 ($67.1 million for the first nine months of fiscal 2023 as compared to $66.5 million for the first nine months of fiscal 2022), and a decrease in the MRI equipment segment revenues ($5.8 million for the first nine months of fiscal 2023 as compared to $6.3 million for the first nine months of fiscal 2022). Revenues were 8.0% from the MRI segment and 92.0% from HMCA, for the first nine months of fiscal 2023, as compared to 8.7% from the MRI equipment segment and 91.3% from HMCA for the first nine months of fiscal 2022.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased by 1.8% from $48.7 million at June 30, 2022 to $49.7 million at March 31, 2023.

Cash provided by operating activities for the first nine months of fiscal 2023 was $10.1 million. Cash provided by operating activities was attributable principally to net income of $9.9 million, depreciation and amortization of $3.4 million, amortization on right-to-use assets of $3.3 million, provision for bad debts of $4.4 million and deferred income tax of $1.9 million, offset by an increase in accounts, management fee receivables and medical receivables of $5.6 million and a decrease in other current liabilities of $4.4 million.

Cash used in investing activities for the first nine months of fiscal 2023 was $3.6 million. Cash used in investing activities during the first nine months of fiscal 2023 consisted of patent costs of $87,000 and the purchase of property and equipment of $3.6 million.

Cash used in financing activities for the first nine months of fiscal 2023 was $5.6 million. The principal uses of cash in financing activities during the first nine months of fiscal 2022 were the repayment of principal on long-term debt and capital lease obligations of $26,000, the purchase of treasury stock of $1.2 million and distributions to non-controlling interests of $4.3 million.

Total liabilities decreased by 8.2% to $48.7 million at March 31, 2023 from $53.1 million at June 30, 2022. “Other” current liabilities decreased by 45.5% to $3.5 million at March 31, 2023 from $6.4 million at June 30, 2022. The current portion of our service contract liabilities decreased by 15.0% to $3.6 million at March 31, 2023 as compared to $4.3 million at June 30, 2022. Customer deposits increased from $361,000 at June 30, 2022 to $826,000 at March 31, 2023.

FONAR CORPORATION AND SUBSIDIARIES

As of March 31, 2023, the total of $3.5 million in “other” current liabilities included accrued salaries and payroll taxes of $2.0 million, state income taxes payable of $200,000 and other general and administrative expenses of $900,000.

Our working capital increased to $108.1 million at March 31, 2023 from $101.9 million at June 30, 2022. This resulted from an increase in current assets ($118.7 million at June 30, 2022 as compared to $122.0 million at March 31, 2023), and a decrease in current liabilities from $16.7 million at June 30, 2022 to $13.9 million at March 31, 2023.

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

Fonar is committed to making capital expenditures for the remainder of the 2023 fiscal year, for placing a scanner at a new stand-alone facility located in New York which is scheduled to open in May. The current estimated costs of these capital expenditures is approximately $150,000.

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

The Company believes that its business plan has been responsible for the past nine consecutive fiscal years and first nine months of fiscal 2023 of profitability and that its capital resources will be adequate to support operations through at least May 15, 2024. The future effects on our business of healthcare legislation, the impact of the COVID-19 virus, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company cannot predict the full effect of COVID-19 for the three fiscal or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least May 15, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the March 31, 2023, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

FONAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2022 and Form 10-Q for the fiscal quarter ended December 31, 2022.

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

FONAR CORPORATION AND SUBSIDIARIES

8. Current and future changes in Florida Insurance Law. On March 24, 2023, Florida Governor Ron DeSantis signed into law House Bill 837. Dubbed the Tort Reform Act, the bill makes sweeping changes to Florida’s negligence laws, including reducing the statute of limitations, barring recovery for plaintiffs who are found to be 50% or greater at fault, and changing the rules of evidence regarding admissibility of the costs of prior and future medical treatment. The bill is viewed as a boon to insurance companies, and is largely aimed at reducing the cost of personal injury lawsuits to Insurers operating in Florida’s motor vehicle and general liability markets. The full impact of the bill remains to be seen. Certain provisions of the bill are expected to negatively impact our reimbursement percentage and/or reimbursement rates. We expect that some percentage of our patients who are seeking treatment following motor vehicle accidents will not meet the new 51% threshold, and as a result we expect an increase in the percentage of uncollectible billings from those patients. We are unable to estimate what percentage that might be. Further, changes to the evidentiary admissibility rules may lead to a higher percentage of our billings being paid at commercial rates instead of at the presently prevailing PIP schedule, a reduction in reimbursement of approximately 60%. These changes will negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, and lower reimbursement rates. The extent of those reductions are unclear at this time.

In addition to the above, Florida legislature continues to propose an outright repeal of Florida’s No-Fault law. SB 586 and its companion statute H 429, again propose a repeal of Personal Injury Protection and replacing it with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. Similar legislative efforts occurred in 2019, and 2021. The 2019 proposals failed to pass the Senate, and the 2021 proposals were approved by both houses before ultimately being vetoed by the Governor. We cannot predict whether Florida will continue to pursue the repeal of the No-Fault Law in light of the passage of HB 837, and whether such efforts will be successful.

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

10. COVID-19. Although we believe we have taken the proper steps and are making a good recovery from the impact of the COVID-19 virus, the long term impact of COVID-19, and the impact of societal efforts to combat the pandemic, reverberate throughout the medical industry. New York State requirements that medical employees must be vaccinated if they care for patients, including our technicians and support staff caring for scanning patients, was invalidated by New York State Supreme Court Judge Gerard J. Neri. That decision is currently pending on Appeal, and New York’s Governor continues to enforce it. The uncertainty surrounding the current and future status of the vaccine mandate has resulted in fewer available employees and adversely affected our ability to staff a full number of shifts. The ultimate and economic and medical impact of the virus worldwide and at home, remains uncertain.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on February 15, 2023, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2022

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

Dated: May 15, 2023