Form 10-K
period 2023-06-30
FONAR CORP
filed 2023-09-28
CIK 355019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-10248

FONAR CORPORATION
(Exact name of registrant as specified in its charter)

delaware	11-2464137
(State of incorporation)	(IRS Employer Identification Number)

110 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 694-2929
(Registrant's Telephone Number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Exchange Registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Securities Registered pursuant to Section 12(g) of the Act

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

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2022 based on the closing price of $16.75 per share on such date as reported on the NASDAQ System, was approximately $106.2 million. The other outstanding classes do not have a readily determinable market value.

As of September 8, 2023, 6,450,882 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

FONAR CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS.

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

MEDICAL EQUIPMENT SEGMENT

PRODUCTS

The Upright® MRI scanner is the product we are presently promoting.

The Upright® MRI is a “whole-body” MRI, meaning that it can be used to scan virtually any part of the body.

The Upright® MRI differs from conventional MRI scanners in that it is not limited to scanning patients in the recumbent posture. For example, patients can be scanned while sitting, standing, bending, or lying down.

The Upright® MRI is also, by design, a non-claustrophobic MRI scanner. The Upright® MRI employs a dipole magnet whose magnetic field orientation is transverse to the axis of the patient’s body. The gap between the poles of the magnet is the space into which the patient is placed. Because the magnetic field direction is horizontal and transverse to the body, a patient who is scanned seated or standing has an unobstructed view out of the gap of the magnet. In typical installations, patients watch television while being scanned, without the aid of special glasses with mirrors.

The fact that the patient space is unobstructed permits scanning in a variety of postures that cannot be duplicated in conventional MRI scanners. Most conventional MRI scanners in use today employ solenoidal super-conducting magnets whose magnetic field orientation is along the axis of the patient’s body, which must be placed into the bore of the scanner in either a supine or prone posture. Our experience is that when presented with a choice between being scanned lying down in a tunnel-like enclosure or seated in an open MRI, most patients will choose the latter.

FONAR CORPORATION AND SUBSIDIARIES

The Upright® MRI facilitates patient scanning in a variety of postures thanks to a unique, three-axis patient handling system. The motorized patient table, or bed, can be rotated to any angle between 0 (horizontal) and 84 degrees (nearly vertical). Unlike a conventional recumbent MRI patient table, which can only move into or out of the scanner’s bore, the Upright® MRI bed can be translated with two degrees of freedom, in/out and up/down. User-friendly software allows the scanner operator to move the anatomical region of interest precisely to the center of the magnet using a cursor placed on a localizer image. Anatomically true image orientation is assured, regardless of the rotation angle of the bed, via computer read-back of the table’s position. A seat can be hooked onto the bed in a variety of locations, or removed, as needed. Transpolar VersaRests™ and other devices can be used to keep the patient comfortable and motionless throughout the scanning process.

IMAGE QUALITY AND FIELD STRENGTH

Most commercially available MRI scanners range in magnetic field strength from about 0.2 T (Tesla) to 7.0 T, and open MRI scanners range from about 0.2 T to 1.2 T.

Field strength is an important characteristic of MRI scanners, but not the only one. Higher field strengths generally provide higher signal-to-noise ratios (SNR) on account of the Boltzmann distribution, but SNR is not the only determinant of image quality. For example, the spin-lattice relaxation time T1 that characterizes the nuclear magnetic resonance (NMR) signal increases with field strength, decreasing the difference in T1 values between tissues that is an essential contributor to contrast in images. For example, grey/white matter contrast in the brain falls off rapidly above about 1.0 T, and some studies have shown that optimal tissue contrast occurs in the mid-field region, down to 0.2 T. Imaging bandwidth, receiver coil design, pulse sequence design, and scan parameters significantly affect image quality. Indeed, researchers and MRI vendors are pushing the boundaries of MRI technology in both directions, that is, to very low (1 – 199 mT) and very high (7.0 T and above) field strengths for a variety of technical and diagnostic reasons. For instance, one advantage of lower field strengths is that image artifacts arising from metallic implants such as surgical screws diminish as field strength decreases. This is particularly important for surgeons referring their postoperative patients for diagnostic imaging studies.

The Upright® MRI operates at a mid-field strength of 0.6 T and enjoys wide acceptance in the radiological community. The scanner is diagnostically versatile and equipped with a broad range of clinically proven imaging protocols that produce images of exceptional quality, and a fully-featured, robust, and user-friendly software interface.

DIAGNOSTIC ADVANTAGES OF POSITIONAL MRI

Apart from its attractiveness as an open, non-claustrophobic, general-purpose MRI, the Upright® MRI can deliver diagnostically relevant information that correlates with patient posture.

For example, a variety of injuries to and pathologies of the spine, such as spondylolisthesis (“slipped disc”), may go undetected in the recumbent posture, but manifest themselves when the patient is scanned in a normal, weight-bearing (“physiological”) position, such as seated, or seated in forward flexion, extension, or standing.

FONAR CORPORATION AND SUBSIDIARIES

The Upright® MRI has demonstrated its value for patients suffering from scoliosis, who typically undergo regular x-ray exams over a course of years. A study by the National Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays received on average over the course of their treatment. Prior to the advent of the Upright® MRI, the x-ray machine was the only imaging modality that could evaluate the condition because the patient must be imaged standing. FONAR has developed an RF receiver coil and a 3D scanning protocol that for the first time allows scoliosis patients to obtain diagnostic, multi-slice images of their spines while standing, without the risks associated with radiation, and with the soft-tissue-contrast benefits of MRI over x-ray.

The utility of upright, weight-bearing MRI is not limited to the spine. For example, approximately one in a thousand people (some 200,000 to 500,000 in the US) have a congenital condition known as Chiari malformation, an abnormality of the brain at the junction with the spine at the base of the skull. In people with Chiari malformation, the lowest lying structures of the brain, the tonsils of the cerebellum, descend into and become entrapped by the foramen magnum, the circular bony opening at the base of the skull where the spinal cord exits. While most of these individuals are asymptomatic, many suffer from more severe forms of the syndrome (e.g., type II or Arnold-Chiari syndrome), in which brain stem compression results in severe neurological symptoms. The Chiari syndrome is also called Cerebellar Tonsillar Ectopia (CTE) because of the displacement (ectopia) of the cerebellar tonsils. Classic symptoms of Chiari syndrome include the “drop attack,” in which the afflicted individual unexpectedly experiences an explosive rush at the base of the brain that runs down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis. These symptoms subside when the patient is lying down. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since this pathology is most visible and the symptoms are most acute when the patient is scanned in the upright, weight-bearing position (Brain Injury 2010, 24 (7-8) 988-994).

In the body, the Upright® MRI is being utilized in a variety of ways, for example to image pelvic organ prolapse in the standing posture, inguinal hernias, defecation in the sitting posture (utilizing cine MRI), and the prostate in the sitting posture (utilizing a flat, multi-channel receiver coil on top of which the patient simply sits).

PRODUCT MARKETING

FONAR’s principal marketing efforts in the medical equipment segment have been focused on the Upright® MRI, which we believe is a unique product. We expect to focus on the Upright® MRI going forward.

The principal markets for the Company’s scanners are private diagnostic imaging centers and hospital outpatient imaging facilities.

We use internal personnel and independent manufacturer’s representatives for domestic and foreign sales.

FONAR’s marketing strategy has been designed to reach key purchasing decision makers with information concerning the Upright® MRI. This has led to many inquiries and some sales of the Upright® MRI scanner and is intended to increase FONAR’s presence in the medical equipment market. FONAR focuses primarily on four target audiences: neurosurgeons, orthopedic surgeons, radiologists, and general physicians.

FONAR CORPORATION AND SUBSIDIARIES

Our advertising for FONAR and HMCA reinforces the unique value provided by the FONAR Upright® MRI scanner. We have increased internet awareness of our product by driving patient traffic to the HMCA scanning centers we manage via the FONAR website as well as through websites for each HMCA location. These websites give prospective customers of Upright® MRI scanners a view of operating Upright® MRI centers and highlight the benefits of using the Upright® MRI scanner. A complete list of the sites managed by HMCA can be found at HMCA’s website, www.hmca.com.

SERVICE AND UPGRADES FOR MRI SCANNERS

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $7.5 million in fiscal 2023 and $7.7 million in fiscal 2022.

We expect to maintain service revenues at present levels or better, based on the demonstrated longevity of the Upright® MRI scanner and continued customer satisfaction with the product. Critical to this longevity and customer satisfaction is the stream of software improvements and hardware upgrades that FONAR has delivered over the years to keep the scanners competitive with the latest technology in the marketplace. We also anticipate that our installed base of scanners will generate income from upgrades in future fiscal years.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2023, we incurred expenditures of $1,567,749, none of which were capitalized, on research and development, as compared to $1,494,181, none of which were capitalized, during the fiscal year ended June 30, 2022.

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

FONAR CORPORATION AND SUBSIDIARIES

The development of clinically practical scan protocols and software depends on close contact between research and development scientists and engineers, and end users. That close contact is facilitated in part by the relationship with HMCA and the scanning centers. In addition to that collaboration, R&D staff have pursued a variety of novel and Upright® MRI-specific research projects. It is anticipated that these will ultimately lead to new applications that are made available to existing customers as upgrade add-ons to their machines. For example, phase-contrast imaging techniques originally developed for angiography have recently been applied to cerebro-spinal fluid (CSF) flow. Analysis of CSF flow in upright and recumbent postures may prove to be of significant value in the evaluation of a variety of disorders and lead to a better understanding of human physiology.

BACKLOG

Our backlog of unfilled orders at September 8, 2023 was approximately $608,000, as compared to $844,000 at September 8, 2022. It is expected that the existing backlog of orders will be filled during the 2023 fiscal year.

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

We have significantly enhanced our patent position within the industry and now possess a substantial patent portfolio which provides us, under the aegis of United States patent law, “the exclusive right to make, use and sell” many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2023, 225 patents had been issued to FONAR, and approximately 8 patents were pending. Two new patents were issued in fiscal year 2023. One patent describes an equipment calibration system for ultrasound equipment used to non-invasively measure intracranial pressure. The other described a method for identifying the presence and amount of vascular congestion using MRI.

We also have patent cross-licensing agreements with other MRI manufacturers. We have not licensed, however, any technology relating to Upright® MRI scanning.

FONAR CORPORATION AND SUBSIDIARIES

PRODUCT COMPETITION

MRI SCANNERS

FONAR faces competition for MRI product sales from companies such as Siemens, General Electric, Hitachi, Philips, Canon, and United Imaging. Each of these is primarily focused on the high-field (1.0 T and above) marketplace, though some have produced open MRI scanners for imaging in the recumbent posture. None of these firms has so far introduced an open, upright MRI.

In recent years Paramed and Esaote have introduced MRI scanners aimed at the upright, weight-bearing MRI market. Their success in the US has so far been limited. We believe that the higher field strength and larger dimensions of the FONAR Upright® MRI magnet, together with the greater variety of patient positioning possibilities afforded by the FONAR Upright® MRI bed, give us a competitive advantage over the products introduced by these companies.

Most of our competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners.

OTHER IMAGING MODALITIES

FONAR’s MRI scanners also compete with other diagnostic imaging systems, all of which are based upon the ability of some form of energetic wave to penetrate human tissue and be detected by either photographic film or electronic devices for presentation on a display monitor. Three different kinds of energy waves – x-ray, gamma, and sound – are used in medical imaging techniques that compete with MRI, the first two of which involve exposing the patient to potentially harmful radiation. These other imaging modalities compete with MRI products on the basis of cost, space requirements, and specific clinical applications.

X-rays are the most common energy source used in imaging the body and are employed in three imaging modalities: conventional x-ray systems, computerized tomography (CT), and digital radiography. None of these enjoy the exquisite soft-tissue contrast of MRI, but they do offer high resolution imaging in certain applications and high speed of image acquisition.

Nuclear medicine systems, which are based upon the detection of photons (gamma radiation) generated by radioactive pharmaceuticals introduced into the body, are used to provide information concerning soft tissue and internal body organs and particularly to examine organ function over time.

Ultrasound systems emit, detect, and process high frequency sound waves reflected from organ boundaries and tissue interfaces to generate images of soft tissue and internal body organs. Although the images are substantially less detailed than those obtainable with x-rays or MRI, ultrasound is generally considered harmless and therefore has found applications in imaging the pregnant uterus and the breast, to name two.

FONAR CORPORATION AND SUBSIDIARIES

X-ray (including CT), nuclear medicine, and ultrasound compete with the MRI scanners by offering significantly lower price and space requirements. However, history has shown that the superior tissue contrast characteristics of MRI have secured its place as the diagnostic imaging modality of choice for a wide variety of pathologies.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

These procedures also include documentation and record keeping requirements for information that was evaluated to determine if an event was reportable;

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

FONAR has initiated six voluntary recalls, which occurred between 1987-2016.  Five of the recalls were Class II and one was Class III. The recalls involved making minor corrections to the product in the field. Frequently, corrections which are made at the site of the device are called field corrections as opposed to recalls.

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

Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union’s new medical device regulation, EU 2017/745 went into effect on May 25, 2021, and contains significant changes from the prior European regulatory scheme. We have applied to the Notified Body, TUV-SUD, to perform a Conformity Assessment of our technical documentation and our Quality Management System.  We (optimistically) expect to have this completed by end of our third quarter, March 30, 2024.

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

FONAR CORPORATION AND SUBSIDIARIES

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Diagnostics Management, LLC (HDM) is owned by Health Management Corporation of America (70.8%) and investors (29.2%). Health Management Corporation of America is owned 100% by FONAR Corporation. During the fiscal year 2022, the Company purchased non-controlling interests from the minority shareholders for $546,000.

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

As of June 30, 2023, HMCA managed a total of 41 MRI scanners of which twenty-four (24) scanners are located in New York and seventeen (17) scanners are located in Florida. For the 2023 fiscal year, the revenues HMCA recognized from the MRI facilities has increased to $90.4 million from $89.4 million in fiscal 2022. Six of the facilities in Florida are owned by HMCA subsidiaries, where the corporate practice of medicine is permitted.

We believe the utilization of FONAR Upright® MRI scanning systems, which are produced under the protection of our patents, accounts for the historically robust patient volume at the scanning facilities. During fiscal 2023, two scanners were installed in Casselberry, Florida. We completed the consolidation of our two Manhattan centers into their new location in Midtown, removing the scanner previously located at Avenue A. The extremity-only scanner at our Brooklyn location was deemed to be passed its useful life and was removed from service.

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

FONAR CORPORATION AND SUBSIDIARIES

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA’s services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, not by HMCA, but by the physician owner, or in the case of the six Florida sites owned by HMCA subsidiaries, by the medical director. All medical services are performed by physicians and other medical personnel under the physician-owner’s supervision. HMCA is the management company and performs services of a non-medical nature. These services include:

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

FONAR CORPORATION AND SUBSIDIARIES

The exceptions to this general model of operation are six of the facilities located in Florida. These Florida facilities are owned by limited liability companies which, as our subsidiaries, conduct their operations directly and bill and collect their fees from the patients and third-party payors.

The facilities enter into contracts with third-party payors, including managed care companies. None of HMCA’s clients, however, participate in any capitated plans or other risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient.

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2023, the aggregate amount of active management fees was $4,860,732 per month. In fiscal 2022, the aggregate amount of active management fees was $4,865,443 per month.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Timothy Damadian currently owns three HMCA-managed MRI facilities in Florida. The facilities were owned by Dr. Damadian until his passing in August of 2022. The fees for these three sites are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2023 and fiscal 2022, the aggregate monthly amount of management fees payable to HMCA by these sites was $995,825.

The six Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debts were $29,793,993 in fiscal 2023 as compared to $29,582,238 in fiscal 2022.

HMCA had previously contracted with an outside billing company (located in Melville, New York) which performed billing and collection for their clients’ No-Fault and Workers’ Compensation business. The Company had entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. This agreement was terminated on May 31, 2023. HMCA has been handling these billing and collection services internally since the termination of this agreement.

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

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Four facilities in New York and eight facilities in Florida have two or more MRI scanners. One facility in New York and two in Florida also perform X-rays. During fiscal 2023, a new location was opened in Casselberry, Florida.

REIMBURSEMENT

HMCA’s clients receive reimbursements for their services through Medicare, Medicaid, managed care, private commercial insurance, third-party administrators, Workers’ Compensation, No-Fault and other insurance.

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

CMS’ 2010 regulatory changes to the MPFS included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2023, Medicare revenues represented approximately 2.9% of the revenues for HMCA’s clients and subsidiaries as compared to 3.2% for the fiscal year ended June 30, 2022.

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2023, approximately 0.05% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.07% in fiscal 2022.

Managed Care and Private Insurance

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

Failure to comply with the many technical billing requirements applicable to our Medicare and Medicaid business;

Failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal healthcare program, or the prohibition against employing or contracting with any person or entity excluded from any federal healthcare program;

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

FONAR CORPORATION AND SUBSIDIARIES

In fiscal 2023, approximately 2.9% of the revenues of HMCA’s clients were attributable to Medicare and 0.05% were attributable to Medicaid. In fiscal 2022, approximately 3.2% of the revenues of HMCA’s clients were attributable to Medicare and 0.07% were attributable to Medicaid.

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

Various States prohibit business corporations from practicing medicine. Various States, including New York, also prohibit the sharing of professional fees or fee splitting. Consequently, in New York HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. Under Florida law a business entity can bill patients and third-party payors directly if that entity is properly licensed through AHCA. All of the nine facilities in Florida are licensed healthcare clinics through AHCA.

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers’ compensation programs. For the fiscal year ended June 30, 2023 approximately 58.4% of our clients’ receipts were from patients covered by no-fault insurance and approximately 8.6% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2022, approximately 57.7.% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 8.6% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third-party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

EMPLOYEES

 FONAR and HMCA had approximately   561 employees as of September 12, 2023. This total number included employees engaged in production, customer support, research and development, information technology, employees engaged in marketing and sales, billing and collection, legal and compliance matters, as well as transcriptionists, Florida technologists, field service technicians and individuals in various administrative positions. A significant number of employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

ITEM 1A. RISK FACTORS

 An investment in our securities is subject to various risks, the most significant of which are summarized below.

1.	Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To the extent possible, we counter these reductions by increasing scanning volume and controlling operating expenses. Inflation in the cost of both materials and labor have limited our ability to control our costs, negatively impacting our ability to maintain profitability in this business segment.
2.	Inflation and Increasing Interest Rates. Inflation has drastically increased our costs for both materials and labor. The Federal Reserve has increased interest rates substantially in an attempt to control inflation, which in turn has increased the cost of capital. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued costs increases, coupled with reduced reimbursement rates, may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

FONAR CORPORATION AND SUBSIDIARIES

3.	Demand for MRI Scanners. The reduced margins have a negative effect on our sales of MRI scanners. With lower revenue projections, prospective customers demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

4.	Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although FONAR is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a FONAR scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

5.	Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the services we perform. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would reduce our net revenue and operating margins.

6.	Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations in New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

7.	Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors.

FONAR CORPORATION AND SUBSIDIARIES

8.	Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

9.	Current and future changes in Florida Insurance Law. On March 24, 2023, Florida Governor Ron DeSantis signed into law House Bill 837. Dubbed the Tort Reform Act, the bill makes sweeping changes to Florida’s negligence laws, including reducing the statute of limitations, barring recovery for plaintiffs who are found to be 50% or greater at fault, and changing the rule of evidence regarding admissibility of the costs of prior and future medical treatment. The bill is viewed as a boon to insurance companies, and is largely aimed at reducing the cost of personal injury lawsuits to insurers operating in Florida’s motor vehicle and general liability markets. The full impact of the bill remains to be seen. Certain provisions of the bill are expected to negatively impact our reimbursement percentage and/or reimbursement rates. We expect that some percentage of our patients who are seeking treatment following motor vehicle accidents will not meet the new 51% threshold, and as a result we expect an increase in the percentage of uncollectible billings from those patients. We are unable to estimate what that percentage might be.

Further, changes to the evidentiary admissibility rules may lead to a higher percentage of our billings being paid at commercial rates instead of at the presently prevailing PIP schedule, a reduction in reimbursement of approximately 60%. These changes will negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, and lower reimbursement rates. The full extent of those reductions are unclear at this time.

In addition to the above, Florida legislature continues to propose an outright repeal of Florida’s No-Fault law. SB 586 and its companion statue H 429, again propose a repeal of Personal Injury Protection and replacing it with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. We cannot predict whether Florida will continue to pursue the repeal of the No-Fault Law in light of the passage of HB 837, and whether such efforts will be successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FONAR and HMCA currently lease approximately 78,000 square feet of office and plant space at its principal offices in Melville, New York. The term of the lease runs through November, 2026. Management believes that the premises will be adequate for its current needs. HMCA also maintains office space for the Facilities owned by its subsidiaries in Florida and for its clients at the clients’ sites in New York and Florida under leases having various terms. HMCA owns the building for the client’s premises in Tallahassee, Florida. The Company received approval from the Suffolk County Industrial Development Agency on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January, 2017.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings threatened or pending against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

FONAR CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on NASDAQ Capital Markets under the symbol FONR.

On September 12, 2023, we had approximately 996 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,155 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return on its Common Stock against industry and broad-market indexes which have been compiled by the Nasdaq Global Index Group. The periods commence on June 28, 2019 for five years and end on June 30, 2023.. The graph assumes $100 is invested in FONAR Common Stock (NASDAQ: FONR), the Nasdaq Composite Total Return (Nasdaq Composite), Nasdaq Health Care Management Services (Nasdaq Health), and Nasdaq Medical Equipment (Nasdaq Equipment). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the common stock.

Date	June 28, 2019	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023
FONR Common Stock	$100	$99	$82	$71	$79
Nasdaq Composite	$100	$127	$184	$141	$178
Nasdaq Health	$100	$114	$58	$193	$185
Nasdaq Equipment	$100	$106	$54	$129	$145

]

FONAR CORPORATION AND SUBSIDIARIES

ITEM 6. [Reserved]

Not applicable.

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

HMCA generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with HMCA’s clients except for its six Florida subsidiaries which engage in the practice of medicine, and bill and collect fees from patients, insurers and other third-party payors directly.

Since March, 2020, the global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international economies which have adversely affected our workforce, liquidity, financial conditions, revenues, profitability and business operations. The Company has been able to navigate through these challenges and avoid any significant disruption of the business and the volume has risen back to pre-COVID-19 levels. Although we are unable to predict if there will be additional consequences on our operations, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

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

FONAR CORPORATION AND SUBSIDIARIES

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

At June 30, 2022, the net deferred tax asset was valued at $12,842,478. At June 30, 2023, the net deferred tax asset was valued at $10,041,960.

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

RESULTS OF OPERATIONS. FISCAL 2023 COMPARED TO FISCAL 2022

In fiscal 2023, we recognized net income of $12.1 million on revenues of $98.6 million, as compared to net income of $17.2 million on revenues of $97.6 million for fiscal 2022. This represents an increase in revenues of 1.1%. Total costs and expenses increased by 10.9%. Our consolidated operating results decreased by 32.8% to an operating income of $14.8 million for fiscal 2023 as compared to operating income of $22.0 million for fiscal 2022.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2023 Compared to Fiscal 2022

Revenues attributable to our medical equipment segment increased by 0.5% to $8.3 million in fiscal 2023 from $8.2 million in fiscal 2022, with product sales revenues increasing by 41.2% from $518,000 in fiscal 2022 to $732,000 in fiscal 2023. Service revenue decreased by 2.2% from $7.7 million in fiscal 2022 to $7.5 million in fiscal 2023.

 Product sales to unrelated parties increased by 41.2% from $518,000 in fiscal 2022 to $732,000 in fiscal 2023. There were no product sales to related parties in fiscal 2023 or 2022.

FONAR CORPORATION AND SUBSIDIARIES

We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba.

In addition, lower reimbursement rates have reduced the demand for our MRI products, resulting in lower sales volumes. As a result of fewer sales, service revenues have decreased since as older scanners are taken out of service, there are fewer new scanners available to sign service contracts.

The operating loss for the medical equipment segment increased from an operating loss of $4.6 million in fiscal 2022 to an operating loss of $5.9 million in fiscal 2023. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues. The increase in costs was primarily due to the increase in business activity which resulted in our increased revenues.

Research and development expenses increased to $1.6 million in fiscal 2023 from $1.5 million in fiscal 2022. Our expenses for fiscal 2023 represented continued research and development of various upgrades for the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment

Fiscal 2023 Compared to Fiscal 2022

Revenues attributable to the Company’s physician and diagnostic services management segment, HMCA, increased to $90.4 million in fiscal 2023 as compared to $89.4 million in fiscal 2022. The increase in revenues was due to an increase of $212,000 of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third-party payors recognized by six of the facilities in Florida. Management and other fees increased by $799,000.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $47.1 million or 52.7% of related revenues for the year ended June 30, 2022 to $49.0 million, or 54.1% of related revenues for the year ended June 30, 2023. The cost relating to these revenues increased more than the revenues.

Operating results of this segment decreased from operating income of $26.6 million in fiscal 2022 to operating income of $20.7 million in fiscal 2023. The decrease is due mainly to more reserves being taken on management fees. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

For the fiscal year ended June 30, 2023, 12.1% of total revenues were derived from contract with facilities that were owned by Dr. Raymond V. Damadian until his passing, and currently owned by Timothy Damadian, the Chief Executive Officer of FONAR. 11.8% of total revenues were derived from these contracts for the 2022 fiscal year. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

FONAR CORPORATION AND SUBSIDIARIES

Discussion of Certain Consolidated Results of Operations

Fiscal 2023 Compared to Fiscal 2022

Interest and investment income increased in 2023 compared to 2022. We recognized interest income of $1.2 million in 2023 as compared to $247,158 in fiscal 2022, representing an increase of 394.4%. This is due to the increase in the prime interest rate and the Company placing cash in interest bearing accounts.

Interest expense of $50,131 was recognized in fiscal 2023, as compared to interest expense of $346,552 in fiscal 2022. The decrease in interest expense is attributable to an assessment of additional taxes and interest in connection with a state income tax audit in fiscal 2022.

The 29.2% noncontrolling interest allocations of $2,751,000 and $4,793,000 for fiscal 2023 and fiscal 2022, respectively, have been calculated by Income from operations, and adding depreciation and amortization net of miscellaneous losses and other income from the Physician and Diagnostic Service Management segment (See Note 16).

While revenue increased by 1.1% selling, general and administrative expenses increased by 25.0% to $29.4 million in fiscal 2023 from $23.5 million in fiscal 2022. This increase in selling, general and administrative expenses was due to placing more reserves on management fees and other receivables and from the impact of the COVID-19 virus as compared to fiscal 2022. It is too early to know how much of these reserves will be recovered. FONAR also resolved certain sales tax liabilities during the year and was able to reverse accrued interest and penalties of $55,000 and $119,000 for fiscal years ending 2023 and 2022 respectively which was recorded under selling, general and administrative expenses in the prior year.

Revenue from service and repair fees decreased from $7.7 million in fiscal 2022 to $7.5 million in fiscal 2023.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2023 we continued our investment in the development of various upgrades for the UPRIGHT® MRI, with an investment of $1,567,749 in research and development, none of which was capitalized, as compared to $1,494,181, none of which was capitalized, in fiscal 2022. The research and development expenditures were approximately 18.9% of revenues attributable to our medical equipment segment and 1.5% of total revenues in 2023, and 18.2% of medical equipment segment revenues and 1.5% of total revenues in fiscal 2022. This represented a 4.9% increase in research and development expenditures in fiscal 2023 as compared to fiscal 2022.

For the physician and diagnostic services management segment, HMCA, revenues increased to $90.4 million in fiscal 2023 as compared to $89.3 million in fiscal 2022. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

 FONAR CORPORATION AND SUBSIDIARIES

For the fiscal year 2023 the Company recorded an income tax expense of $3.6 million compared with an income tax expense of $5.5 million for 2022. The income tax benefits are attributable to the expected tax benefits associated with the projected realization and utilization of our net operating losses in future periods. The Company has recorded a deferred tax asset of $10.0 million as of June 30, 2023, primarily relating to the tax benefits from the net operating loss carry forwards, allowance for doubtful accounts and tax credits available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income and other factors. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed, (principally related to research and development credits). Although the Company is expecting to generate taxable income in future periods, we cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed. As of June 30, 2023, the valuation allowance was $364,000.

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

Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA’s clients provide. To the extent reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. More frequently, however, patients are scanned and we experience difficulty in collecting deductibles and co-payments. We expect recent changes to the Florida insurance laws to result in less patients being reimbursed through no-fault auto insurance, resulting in both lower reimbursement rates and a higher rate of uncollectible billings. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues.

FONAR CORPORATION AND SUBSIDIARIES

In addition, the use of radiology benefit managers, or RBM’s has increased in recent years. It is common practice for health insurance carriers to contract with RBMs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a highly controversial topic. We cannot predict whether the use of RBMs will negatively impact our business, but it is possible that our financial position and results of operations could be negatively affected.

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents increased by 5.2% from $48.7 million at June 30, 2022 to $51.3 million at June 30, 2023.

Cash provided by operating activities for fiscal 2023 approximated $14.5 million. Cash provided by operating activities was attributable to the net income of $12.1 million, depreciation and amortization of $4.5 million, provision for bad debts of $5.5 million, deferred income tax expense benefit of $3.0 million which was offset by the increase in accounts, and medical and management fee receivables of $8.1 million.

Cash used in investing activities for fiscal 2023 approximated $4.3 million. The cash used in investing activities was attributable to purchases of property and equipment of $4.2 million and costs of patents of $120,000.

Cash used in financing activities for fiscal 2023 approximated $7.6 million. The principal uses of cash used in financing activities included the repayment of borrowings and capital lease obligations of $37,000, purchase of treasury stock of $1.8 million and distributions to non-controlling interests of $5.8 million.

Total liabilities decreased by 6.3% during fiscal 2023, from approximately $53.1 million at June 30, 2022 to approximately $49.8 million at June 30, 2023.

At June 30, 2023, we had working capital of approximately $110.0 million as compared to working capital of $101.9 million at June 30, 2022, and stockholders’ equity of $150.8 million at June 30, 2023 as compared to stockholders’ equity of $146.2 million at June 30, 2022. For the year ended June 30, 2023, we realized a net income of $12.1 million.

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. As of June 30, 2023, HMCA manages a total of 41 MRI scanners of which 24 MRI scanners are located in New York and 17 are located in Florida. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

FONAR CORPORATION AND SUBSIDIARIES

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $7.7 million for the year ended June 30, 2022 and $7.5 million for the year ended June 30, 2023.

In order to promote profitability and to reduce demands on our cash and other liquid reserves, we maintain an aggressive program of cost containment. Previously, these measures included consolidating HMCA’s office space with FONAR’s office space and reducing the size of our workforce, compensation and benefits. We continue to attempt to contain expenses across the board, despite significant increases in the cost of labor and materials as the result of inflation. The cost control efforts are intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which can be supported by service revenues and HMCA revenues.

Current economic credit conditions have contributed to a slower than optimal business environment. As a result our business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known.

Revenues from HMCA have been the principal reason for our profitability, and we have so far been able to maintain and increase such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates from third-party payors. The likelihood and effect of any subsequent reductions is not fully known.

Capital expenditures for fiscal 2023 approximated $4.3 million. Capitalized patent costs were approximately $120,000. Purchases of property and equipment were approximately $4.2 million.

FONAR is has not committed to making any material capital expenditures in the 2024 fiscal year.

The Company believes that its business plan has been responsible for the past five consecutive fiscal years of profitability (fiscal 2023, fiscal 2022, fiscal 2021, fiscal 2020 and fiscal 2019) and that its capital resources will be adequate to support operations at current levels through September 30, 2024.

On September 13, 2022, the Company adopted a stock repurchase plan. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the open market at prevailing prices. During fiscal 2023, we repurchased 103,148 shares for $1.8 million.

During August 2023 the Company renewed their revolving credit agreement. The terms include borrowing limits of up to $10,000,000 and the agreement was extended to November 15, 2023. The interest rate on unpaid principal remains at 4% along with certain financial covenants still applicable.

FONAR CORPORATION AND SUBSIDIARIES

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

ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	40

CONSOLIDATED BALANCE SHEETS	43
At June 30, 2023 and 2022

CONSOLIDATED STATEMENTS OF INCOME	46
For the Years Ended June 30, 2023 and 2022

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	48
For the Years Ended June 30, 2023 and 2022

CONSOLIDATED STATEMENTS OF CASH FLOWS	50
For the Years Ended June 30, 2023 and 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

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

Medical Accounts Receivable Reserve – Refer to Note 3 to the financial statements

Critical Audit Matter Description

Medical accounts receivable is recorded at net realizable value based on the estimated amounts the Company expects to receive from patients and third-party payers. Estimates of contractual allowances under managed care, commercial, and governmental insurance plans are based upon the payment terms specified in the related contractual agreements or as mandated under government payer programs. Management continually reviews the contractual allowance estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. Receivables related to uninsured patients and uninsured copayment and deductible amounts for patients who have health insurance coverage may have discounts applied. The Company also records estimated implicit price concessions (based on historical experience) related to accounts to record the accounts receivable at the amount the Company expects to collect from patients and third-party payers.  This implied concession requires extensive judgment and subjective assumptions. Implicit price concessions relate primarily to amounts due directly from patients and are based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage, and other collection indicators. Auditing management’s estimate of the price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining the net realizable value of accounts receivable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

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

New York, New York
September 28, 2023

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2023	2022
Current Assets:
Cash and cash equivalents	$51,279,707	$48,722,977
Short-term investments	32,799	32,326
Accounts receivable – net of allowances for doubtful accounts of $198,593 and $204,597 at June 30, 2023 and 2022, respectively	3,861,512	4,335,956
Medical receivables – net	21,259,262	20,108,989
Management and other fees receivable – net of allowances for doubtful accounts of $12,608,567 and $16,627,917 at June 30, 2023 and 2022, respectively	35,888,253	33,419,219
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $3,989,692 and $4,686,893 at June 30, 2023 and 2022, respectively	9,161,870	8,602,561
Inventories	2,569,666	2,359,821
Prepaid expenses and other current assets	1,607,768	1,104,325
Total Current Assets	125,660,837	118,686,174
Accounts receivable – long term	710,085	1,871,890
Deferred income tax asset	10,041,960	12,842,478
Property and equipment – net	22,146,373	22,281,791
Right-of-use-asset – operating leases	33,068,755	34,232,109
Right-of-use-asset – financing lease	729,229	928,109
Goodwill	4,269,277	4,269,277
Other intangible assets – net	3,431,865	3,703,885
Other assets	523,506	526,269
Total Assets	$200,581,887	$199,341,982

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2023	2022
Current Liabilities:
Current portion of long-term debt	$43,767	$40,078
Accounts payable	1,579,240	1,551,269
Other current liabilities	5,443,724	6,417,227
Operating lease liability – current portion	3,905,484	3,880,129
Financing lease liability – current portion	217,597	210,140
Unearned revenue on service contracts	3,832,184	4,288,766
Customer deposits	602,377	361,245
Total Current Liabilities	15,624,373	16,748,854
Long-Term Liabilities:
Unearned revenue on service contracts	760,242	1,857,257
Deferred income tax liability	394,758	215,726
Due to related party medical practices	92,663	92,663
Operating lease liability – net of current portion	32,105,405	33,090,990
Financing lease liability – net of current portion	620,481	838,291
Long-term debt and capital leases, less current portion	115,075	155,379
Other liabilities	41,750	106,541
Total Long-Term Liabilities	34,130,374	36,356,847
Total Liabilities	49,754,747	53,105,701

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS’ EQUITY

	June 30,
	2023	2022
Stockholders’ Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2023 and 2022, 313,438 issued and outstanding at June 30, 2023 and 2022	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2023 and 2022, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2023 and 2022, 6,462,524 and 6,565,853 issued at June 30, 2023 and 2022, respectively 6,450,882 and 6,554,210 outstanding at June 30, 2023 and 2022, respectively	647	657
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2023 and 2022, 146 issued and outstanding at June 30, 2023 and 2022	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2023 and 2022, 382,513 issued and outstanding at June 30, 2023 and 2022	38	38
Paid-in capital in excess of par value	182,612,518	184,531,535
Accumulated deficit	(24,190,981)	(33,566,757)
Treasury stock, at cost – 11,463 and 11,643 shares of common stock at June 30, 2023 and 2022, respectively	(515,820)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	157,906,433	150,290,114
Noncontrolling interests	(7,079,293)	(4,053,833)
Total Stockholders’ Equity	150,827,140	146,236,281
Total Liabilities and Stockholders’ Equity	$200,581,887	$199,341,982

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2023	2022
Revenues
Patient fee revenue, net of contractual allowances and discounts	$29,793,993	$29,582,238
Product sales – net	731,607	517,939
Service and repair fees – net	7,419,104	7,590,865
Service and repair fees – related parties – net	110,000	110,000
Management and other fees – net	48,640,497	48,226,787
Management and other fees – related party medical practices – net	11,949,900	11,564,316
Total Revenues – Net	98,645,101	97,592,145
Costs and Expenses
Costs related to product sales	852,025	416,814
Costs related to service and repair fees	3,033,967	2,991,069
Costs related to service and repair fees – related parties	44,983	43,344
Costs related to patient fee revenue	16,183,166	13,307,819
Costs related to management and other fees	26,975,563	27,251,268
Costs related to management and other fees – related party medical practices	5,807,454	6,567,887
Research and development	1,567,749	1,494,181
Selling, general and administrative expenses	29,390,932	23,512,581
Total Costs and Expenses	83,855,839	75,584,963
Income from Operations	14,789,262	22,007,182
Other Income and (Expenses):
Interest expense	(50,131)	(346,552)
Investment income	1,222,176	247,158
Other (expense) income	(202,720)	861,087
Income before provision for income taxes and noncontrolling interests	15,758,587	22,768,875
Provision for Income Taxes	(3,632,071)	(5,534,487)
Net Income	$12,126,516	$17,234,388
Net Income – Noncontrolling Interests	(2,750,740)	(4,793,482)
Net Income – Attributable to FONAR	$9,375,776	$12,440,906

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2023	2022
Net Income Available to Common Stockholders	$8,801,974	$11,690,796
Net Income Available to Class A Non-Voting Preferred Stockholders	$427,666	$559,072
Net Income Available to Class C Common Stockholders	$146,136	$191,038
Basic Net Income Per Common Share Available to Common Stockholders	$1.35	$1.78
Diluted Net Income Per Common Share Available to Common Stockholders	$1.32	$1.75
Basic and Diluted Income Per Share – Class C Common	$0.38	$0.50
Weighted Average Basic Shares Outstanding – Common Stockholders	6,539,376	6,554,209
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,666,880	6,681,713
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance, July 1, 2021	$31	6,554,210	$657	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2022	$31	6,554,210	$657	$38
Net income	—	—	—	—
Purchase of treasury shares	—	—	—	—
Cancellation of shares	—	(103,328)	(10)	—
Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2023	$31	6,450,882	$647	$38

	Paid-in Capital in Excess of Par Value	Accumulated Deficit
Balance, July 1, 2021	$185,100,976	$(46,007,663)
Net income	—	12,440,906
Buyout of noncontrolling interests	(569,441)	—
Distributions to noncontrolling interests	—	—
Balance, June 30, 2022	$184,531,535	$(33,566,757)
Net income	—	9,375,776
Purchase of treasury shares	—	—
Cancellation of shares	(1,919,017)	—
Distributions to noncontrolling interests	—	—
Balance, June 30, 2023	$182,612,518	$(24,190,981)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Treasury Stock	Noncontrolling Interests	Total
Balance, July 1, 2021	$(675,390)	$(3,048,524)	$135,370,125
Net income	—	4,793,482	17,234,388
Buyout of noncontrolling interests	—	23,441	(546,000)
Distributions to noncontrolling interests	—	(5,822,232)	(5,822,232)
Balance, June 30, 2022	$(675,390)	$(4,053,833)	$146,236,281
Net income	—	2,750,740	12,126,516
Purchase of treasury shares	(1,759,457)	—	(1,759,457)
Cancellation of shares	1,919,027	—	—
Distributions to noncontrolling interests	—	(5,776,200)	(5,776,200)
Balance, June 30, 2023	$(515,820)	$(7,079,293)	$150,827,140

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022
Net Income	$12,126,516	$17,234,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,540,135	4,535,236
Provision for bad debts	5,513,476	1,343,533
Deferred income tax - net	2,979,550	3,093,893
Amortization on right-of-use assets	4,264,818	4,000,131
Loss on disposition of fixed assets	213,244	—
Gain on forgiveness of PPP loan	—	(700,764)
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(8,055,843)	(5,602,188)
Notes receivable	(64,532)	43,334
Inventories	(209,845)	(696,402)
Prepaid expenses and other current assets	(438,911)	90,638
Other assets	2,763	129,411
Increase (decrease) in operating liabilities, net:
Accounts payable	19,685	(314,766)
Other current liabilities	(2,527,100)	(3,765,215)
Customer advances	241,132	(369,856)
Operating lease liabilities	(3,862,814)	(3,437,743)
Financing lease liabilities	(210,353)	(202,741)
Contract liabilities	—	(14,739)
Other liabilities	(64,791)	(64,790)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,467,130	15,301,360

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued

	For the Years Ended June 30,
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,218,084)	(4,545,292)
Proceeds of Short-term investment	(473)	(149)
Purchase of noncontrolling interests	—	(546,000)
Cost of patents	(119,571)	(87,882)
NET CASH USED IN INVESTING ACTIVITIES	(4,338,128)	(5,179,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(36,615)	(37,239)
Purchase of treasury stock	(1,759,457)	—
Distributions to noncontrolling interests	(5,776,200)	(5,822,232)
NET CASH USED IN FINANCING ACTIVITIES	(7,572,272)	(5,859,471)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,556,730	4,262,566

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	48,722,977	44,460,411

CASH AND CASH EQUIVALENTS - END OF YEAR	$51,279,707	$48,722,977

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

The global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which has adversely effected our workforce, liquidity, financial conditions, revenues, profitability and business operations. The Company was able to enact certain decisions to allow the Company to navigate the global pandemic and from further losses, additional decreases in scan volume and avoid any significant disruption of the business. The Company must now take into account the severity, duration and recurrence of new strains of the COVID-19 virus which adds a new dimension to the challenges and uncertainty facing our business and the world economy in general. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with the positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost less accumulated depreciation. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $2,801,000 and $2,783,000 for the years ended June 30, 2023 and 2022 respectively. The estimated useful lives in years are generally as follows:

Estimated Useful Life in Years for Property and Equipment
Diagnostic equipment	5-13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	3–10
Building	28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

Acquired assets and assumed liabilities

Pursuant to ASC No. 805, “Business Combinations”, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company adjusts the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the “PCs”). As of June 30, 2023, the Company has 22 management agreements of which 3 were with PC’s owned by Timothy Damadian, Chairman of the Board, President, Chief Executive Officer and Treasurer (formerly owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR until his unexpected death in August 2022)(“the Related medical practices”) and 19 are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $84,000 to $447,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company records a provision for bad debts for estimated uncollectible fees, which is reflected in other operating expenses on the Consolidated Statement of Operations.

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

.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2023 and 2022 are summarized in the following table.

Patient Fee Revenue - Net
	For the Years Ended June 30
	2023	2022
Commercial Insurance/ Managed Care	$4,124,646	$4,248,708
Medicare/Medicaid	1,063,846	1,060,920
Workers’ Compensation/Personal Injury	18,670,019	17,907,335
Other	5,935,482	6,365,275
Net Patient Fee Revenue	$29,793,993	$29,582,238

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

JUNE 30, 2023 and 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $570,000 and $634,000 and for the years ended June 30, 2023 and 2022, respectively.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2023 and 2022.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2023 and 2022, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	June 30, 2023
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$9,375,776	$8,801,974	$146,136
Denominator:
Weighted average shares outstanding	6,539,376	6,539,376	382,513
Basic income per common share	$1.43	$1.35	$0.38
Diluted
Denominator:
Weighted average shares outstanding		6,539,376	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,666,880	382,513
Diluted income per common share		$1.32	$0.38

	June 30, 2022
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$12,440,906	$11,690,796	$191,038
Denominator:
Weighted average shares outstanding	6,554,209	6,554,209	382,513
Basic income per common share	$1.90	$1.78	$0.50
Diluted
Denominator:
Weighted average shares outstanding		6,554,209	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,681,713	382,513
Diluted income per common share		$1.75	$0.50

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-Term Investments

Short-term investments include certificates of deposit with original maturities of greater than 90 days.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2023, the Company had cash on deposit of approximately $49,203,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 12% of the consolidated net revenues for the years ended June 30, 2023 and 2022. Net management fee receivables from the related party medical practices accounted for approximately 13% of the consolidated accounts receivable for the years as of June 30, 2023 and 2022.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2023 and 2022, as required by ASC topic 820, “Disclosures about Fair Value of Financial Instruments”. Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Short-term investments: The carrying amount approximates fair value because of the short-term maturity of those instruments. Such amounts include Certificates of Deposits with original maturities greater than 90 days. These securities are classified as Level 1.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2023 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2023 or 2022, and it does not believe that any of those standards will have a significant impact on our consolidated financial statements at the time they become effective.

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

JUNE 30, 2023 and 2022

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following two years at June 30, 2023 is as follows:

Receivables - Non Current - Net
2025	$620,230
2026	140,012
Total	$760,242

Medical Receivable

Medical receivables are due under fee-for-service contracts from third-party payors, such as hospitals, government sponsored healthcare programs, patient’s legal counsel and directly from patients. Substantially all the revenue relates to patients residing in Florida. The carrying amount of the medical receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. The Company determines allowances for contractual adjustments and uncollectible accounts based on specific agings, specific payor collection issues that have been identified and based on payor classifications and historical experience at each site.

Management and Other Fees Receivable

The Company’s receivables from the related and non-related professional corporations (“PCs”) substantially consist of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PCs of fees from third-party medical reimbursement organizations, principally insurance companies and health management organizations.

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third-party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67% and 66%, respectively, of the PCs’ 2023 and 2022 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management’s expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

 Net revenues from management and other fees charged to the related party medical practices accounted for approximately 12% and 12%, of the consolidated net revenues for the years ended June 30, 2023 and 2022, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2023 and 2022.

Total Facilities
	For the Year Ended June 30,
	2023	2022
Total Facilities Owned or Managed (at Beginning of Year)	27	27
Facilities Added by:
Internal development	1	—
Managed Facilities Closed	(1)	—
Total Facilities Owned or Managed (at End of Year)	27	27

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 4 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

Inventories
	As of June 30,
	2023	2022
Purchased parts, components and supplies	$2,346,300	$2,125,805
Work-in-process	223,366	234,016
Inventories	$2,569,666	$2,359,821

 NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2023 and 2022, is comprised of:

Property and Equipment
	As of June 30,
	2023	2022
Diagnostic equipment	$33,144,266	$31,304,258
Research, development and demonstration equipment	6,199,941	6,199,941
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,714,499	3,484,525
Leasehold improvements	15,650,041	14,087,581
Building	939,614	939,614
	61,717,416	58,084,974
Less: Accumulated depreciation and amortization	39,571,043	35,803,183
	$22,146,373	$22,281,791

Depreciation and amortization of property and equipment for the years ended June 30, 2023 and 2022 was $4,148,544 and $4,113,640, respectively. During fiscal year ended June 30 2022, the Company removed fully depreciated assets of $1,737,918 that related to a location that was previously closed.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 6 – OPERATING & FINANCING LEASES

In July 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have also elected the transition package of these practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs.

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 10 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company. A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of June 30, 2023 is as follows:

Reconciliation of operating and financing lease payments Year Ending June 30,	Operating Lease Payments	Financing Lease Payments
2024	$5,592,971	$244,343
2025	5,600,823	244,343
2026	5,174,942	244,343
2027	4,190,414	162,897
2028	3,600,133	—
Thereafter	22,306,056	—
Present value discount	(10,454,450)	(57,848)
Total lease liability	$36,010,889	$838,078

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 6 – OPERATING & FINANCING LEASES (CONTINUED)

Weighted Average Remaining Lease Term

Operating leases - years	10.8
Finance lease - years	3.6
Weighted Average Discount Rate
Operating leases	5.0%
Finance lease	3.6%

The components of lease expense were as follows:

Components of Lease Expense
	For Year Ended June 30,
	2023	2022
Operating lease cost	$5,887,390	$5,668,199
Finance lease cost:
Depreciation of leased equipment	$198,881	$198,881
Interest on lease liabilities	35,833	41,603
Total finance lease cost	$234,714	$240,484

Supplemental cash flow information related to leases as follows:

Supplemental cash flow information related to leases

	For Year Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$5,577,578	$5,133,369
Financing cash flows from financing leases	$244,344	$244,344
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$2,902,584	$7,900,074

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2023 and 2022 are comprised of:

Other Intangible Assets - Net
	As of June 30,
	2023	2022
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	5,452,345	5,332,774
Non-competition agreements	4,150,000	4,150,000
Customer relationships	3,900,000	3,900,000
	20,507,192	20,387,621
Less: Accumulated amortization	17,075,327	16,683,736
	$3,431,865	$3,703,885

The estimated amortization of other intangible assets for the five years ending June 30, 2028 and thereafter is as follows:

Schedule Of Other Intangible Assets For the Years Ending June 30,	Total	Patents and Copyrights	Customer Relationships
2024	$376,600	$176,600	$200,000
2025	371,645	171,645	200,000
2026	369,022	169,022	200,000
2027	366,427	166,427	200,000
2028	362,172	162,172	200,000
Thereafter	1,585,999	671,832	914,167
Other intangible assets - net	$3,431,865	$1,517,698	$1,914,167

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 7 - OTHER INTANGIBLE ASSETS (CONTINUED)

The weighted average amortization period for other intangible assets is 10.3 years and they have no expected residual value.

Information related to the above intangible assets for the years ended June 30, 2023 and 2022 is as follows:

Other Intangible Assets

	For the Year Ended June 30,
	2023	2022
Balance – Beginning of Year	$3,703,885	$4,037,599
Amounts capitalized	119,571	87,882
Software or patents written off	—	—
Amortization	(391,591)	(421,596)
Balance – End of Year	$3,431,865	$3,703,885

Amortization of patents and copyrights for the years ended June 30, 2023 and 2022 amounted to $191,591 and $184,096, respectively.

Amortization of non-competition agreements for the years ended June 30, 2023 and 2022 amounted to $0 and $37,500, respectively.

Amortization of customer relationships for the years ended June 30, 2023 and 2022 amounted to $200,000 and $200,000, respectively.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2023 and 2022.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 8 - CAPITAL STOCK (CONTINUED)

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

The Class A non-voting preferred stock is entitled to a special dividend equal to 3-1/4% of the first $10 million, 4-1/2% of the next $20 million and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company’s patents in its patent lawsuits, less the revised special dividend payable on the common stock with respect to one of the Company’s patents.

The Class A non-voting preferred stock participates on an equal per share basis with the common stock in any dividends declared and ranks equally with the common stock on distribution rights, liquidation rights and other rights and preferences (other than the voting rights).

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2023, 450,177 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2023 and 2022, 0 shares were issued.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 8 - CAPITAL STOCK (CONTINUED)

Treasury Stock

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices.

The Company utilizes the cost method of accounting to value the treasury stock when repurchasing stock. Under this method, the shares are valued at the price paid and recorded to treasury stock. When the treasury stock is cancelled, the par value of the stock is reduced and the additional paid in capital is reduced for the remaining value based upon the original stock sale. For the year ended June 30, 2023, the Company purchased 103,148 shares at a cost of $1,759,457 and cancelled 103,328 shares valued at $1,919,027.

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS

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

On March 5, 2013, HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing twelve (12) Stand-Up MRI Centers and two (2) other scanning centers located in the States of New York and Florida for a total purchase price (including consideration of $1.5 million to outside investors) aggregating $35.9 million. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4.1 million. The acquisition was accounted for using the purchase method in accordance with ASC 805, “Business Combinations”. The Company recognized and measured goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

The amount of each class of HDM members’ equity as of June 30, 2023 and 2022 is as follows:

Class A and B Members' Equity

	June 30, 2023		June 30, 2022
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members' Equity	($4,053,833)	$50,292,073	($3,048,524)	$41,923,380
Share of Net Income	$2,750,740	$18,513,540	$4,793,482	$22,228,693
Buyout of noncontrolling interests	—	—	$23,441	—
Distributions	($5,776,200)	$(14,023,800)	($5,822,232)	($13,860,000)
Ending Members' Equity	($7,079,293)	$54,781,813	($4,053,833)	$50,292,073

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

Long-term Debt, Notes Payable and Capital Leases

	2023	2022
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $344,995 as of June 30, 2023.	$158,842	$195,457
The revolving credit note was extended to November 15, 2023. The Company can borrow up to $10,000,000 and prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 8.5% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The Company still has the ability to draw down on the line.	—	—
	158,842	195,457
Less: Current portion	43,767	40,078
	$115,075	$155,379

The maturities of debt over the next four years are as follows:

Maturities of Long-term Debt
Years Ending June 30,
2024	$43,767
2025	47,002
2026	50,448
2027	17,625
$158,842

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

 NOTE 11 - INCOME TAXES

In accordance with ASC 740, “Accounting for Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. The Company believes there are no uncertain tax positions in prior year’s tax filings and therefore it has not recorded a liability for unrecognized tax benefits.

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2019.

The Company has recorded a deferred tax asset of $10,041,960 and a deferred tax liability of $394,758 as of June 30, 2023, primarily relating to its net Federal operating loss carryforwards of approximately $9,110,000 available to offset future taxable income through 2031. In addition the Company has state operating loss carryforwards of approximately $11,130,000 and city operating loss carryforwards allowance for doubtful accounts and tax credits of approximately $1,235,000. The net operating losses begin to expire in 2025 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2023, no such changes in ownership have occurred.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 11 - INCOME TAXES (CONTINUED)

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry, and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset, which principally related to certain state net operating losses. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation.

The valuation allowance for deferred tax assets decreased during the year ended June 30, 2023, by approximately $78,000. The valuation allowance decreased by approximately $448,000 during the year ended June 30, 2022.

Components of the provision (benefit) for income taxes are as follows:

	Years Ended June 30,
Current:	2023	2022
Federal	$—	$—
State	652,522	2,440,594
Subtotal	652,522	2,440,594
Deferred:
Federal deferred taxes	2,770,980	2,935,921
State deferred taxes	208,569	157,972
Subtotal	2,979,549	3,093,893
Provision (Benefit) for Income Taxes - Net	$3,632,071	$5,534,487

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 11 - INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

Reconciliation Of Federal Statutory Income Tax Rate To Company’s Effective Tax Rate
	Years Ended June 30,
	2023	2022
Taxes at federal statutory rate	21.0%	21.0%
State and local income taxes (benefit), net of federal benefit	5.1%	4.2%
Noncontrolling interest	(4.6)%	(5.5)%
Expiration of tax credits	2.8%	2.0%
Return to provision adjustments	(2.3)%	0.7%
New York state audit settlement	—	4.5%
Change in the valuation allowance	(0.5)%	(2.0)%
Other	1.5%	(0.6)%
Effective income tax rate	23.0%	24.3%

As of June 30, 2023, the Company has net operating loss (“NOL”) carryforwards of approximately $9,110,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credits and investments tax credits carryforwards aggregating $2,981,000. However, the realization of these credits may be limited as a result of expiring prior to their utilization. These credits can only be applied after all net operating losses have been used, which expire through 2031.

The Company was also under audit with New York State for income tax and was assessed additional taxes of $1,014,071 plus interest and penalties. These amounts were paid during fiscal year ending June 30, 2022.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 11 - INCOME TAXES (CONTINUED)

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2023 and 2022 are as follows:

Components Of Company’s Deferred Tax Assets and Liabilities
	June 30,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$3,360,809	$4,239,903
Non-deductible accruals	707,400	707,400
Net operating carryforwards	2,768,844	4,820,010
Tax credits	2,981,214	3,346,509
Capitalized research and development	369,675	—
Right of use assets and lease liabilities	112,938	—
Inventories	105,310	98,945
Property and equipment and depreciation	—	71,576
Deferred Tax Assets - gross	10,406,190	13,284,343
Valuation allowance	(364,230)	(441,865)
Total deferred tax assets	10,041,960	12,842,478
Property and equipment and depreciation	(151,007)	—
Intangibles	(243,751)	(215,726)
Total deferred tax liabilities	(394,758)	(215,726)
Net deferred tax asset	$9,647,203	$12,626,752

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2023	2022
Accrued salaries, commissions and payroll taxes	$4,413,044	$4,652,173
Sales tax payable	193,041	248,702
State income taxes payable	48,353	382,000
Legal and other professional fees	11,207	20,707
Accounting fees	100,000	120,000
Self-funded health insurance reserve	100,971	79,167
Accrued interest and penalty	3,534	59,516
Other	573,574	854,962
Other current liabilities	$5,443,724	$6,417,227

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through March 2030. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Rent expense for operating leases approximated $5,887,000 and $5,668,000, for the years ended June 30, 2023 and 2022, respectively.

The Company received approval from the Suffolk County Industrial Development Agency on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were $36,523 and $0 employer contributions to the Plan for the years ended June 30, 2023 and 2022, respectively.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2023.

Other Matters

The Company is subject to other legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims besides the claim above. In the opinion of management, and with consultation with legal counsel, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $110,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2023 and 2022, the Company had approximately $101,000 and $79,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (Continued)

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

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2023 and 2022 the Company paid $50,132 and $617,029 for interest, respectively.

During the years ended June 30, 2023 and 2022 the Company paid $1,439,507 and $2,408,145 for income taxes, respectively.

During the years ended June 30, 2023 and 2022, the Company resolved certain sales tax liabilities and was able to reverse accrued interest and penalties in the amount of $55,000 and $119,000, respectively, which has been recorded under selling, general and administrative expenses.

NOTE 15 – RELATED PARTY TRANSACTIONS

The CEO and President of the Company is a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company was $85,000. The Company terminated this agreement on January 1, 2021. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. The agreement was terminated on May 31, 2023.

Bensonhurst MRI Limited Partnership, in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110,000 per annum.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 16 - SEGMENT AND RELATED INFORMATION

The Company provides segment data in accordance with the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information”.

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

Summarized Segment Financial Information

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Fiscal 2023:	Equipment	Center	Totals
Net revenues from external customers	$8,260,711	$90,384,390	$98,645,101
Intersegment net revenues *	$985,833	$—	$985,833
(Loss) Income from operations	$(5,875,126)	$20,664,388	$14,789,262
Depreciation and amortization	$263,720	$4,276,415	$4,540,135
Total identifiable assets	$30,892,807	$170,153,612	$201,046,419
Capital expenditures	$119,571	$4,218,084	$4,337,655

Fiscal 2022:
Net revenues from external customers	$8,218,804	$89,373,341	$97,592,145
Intersegment net revenues *	$965,417	$—	$965,417
(Loss) Income from operations	$(4,604,305)	$26,611,487	$22,007,182
Depreciation and amortization	$263,559	$4,271,677	$4,535,236
Total identifiable assets	$30,182,037	$169,159,945	$199,341,982
Capital expenditures	$258,271	$4,374,903	$4,633,174

*	Amounts eliminated in consolidation

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 16 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 14.1% and 48.9% of product sales revenues to third parties for the years ended June 30, 2023 and 2022, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2023	2022
Dominican Republic	—	12.0%
Canada	8.5%	0.6%
Germany	4.9%	—
United Arab Emirates	0.7%	—
Puerto Rico	—	36.3%
	14.1%	48.9%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 6.4% and 4.4% of consolidated net service and repair fees for the years ended June 30, 2023 and 2022 respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

Foreign Service Repair Fees

	For the Years Ended June 30,
	2023	2022
Puerto Rico	1.5%	1.5%
Switzerland	0.3	0.3
Germany	1.6	1.6
England	0.6	0.6
United Arab Emirates	0.1	—
Dominican Republic	0.5	—
Canada	0.6	—
Greece	0.3	0.3
Australia	0.9	0.1
	6.4%	4.4%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 17 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2023 and 2022 respectively:

Summary of Allowance For Doubtful Accounts

Description	Balance June 30, 2022	Additions (1)	Deductions	Balance June 30, 2023
Accounts receivable	$204,597	$55,000	$61,004	$198,593
Management and other fees receivable	16,627,917	4,007,382	8,026,732	12,608,567
Management and other fees receivable - related medical practices	4,686,893	1,451,094	2,148,295	3,989,692
Notes receivable	777,354	—	—	777,354

	Balance			Balance
Description	June 30, 2021	Additions	Deductions	June 30, 2022
Accounts receivable	$442,270	$—	$237,673	$204,597
Management and other fees receivable	15,786,878	841,039	—	16,627,917
Management and other fees receivable - related medical practices	4,184,399	502,494	—	4,686,893
Notes receivable	777,354	—	—	777,354

(1)	Included in provision for bad debts.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

On July 31, 2023, the Company entered into a software license agreement for a term of 3 years at a cost of $1,260,000. The effective date of the agreement is October 1, 2023.

During August 2023 the Company amended their revolving credit agreement. The agreement was extended to November 15, 2023. The interest rate on borrowings remains at 8.5% along with certain financial covenants.

As of August 31, 2023, the Company repurchased 27,844 shares at a cost of $469,372 which was authorized under the stock repurchase plan adopted in September 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2023.

Based on the COSO criteria, management concluded that our internal controls were effective to prevent material misstatements of the Company’s annual or interim financial statements for the fiscal year ending June 30, 2023.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter and year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

A majority of our board of directors is composed of independent directors: consisting of, Ronald G. Lehman, Richard E. Turk and Jessica Maher. The outside directors also serve as the members of the audit committee, which is a standing committee of the board of directors having a charter describing its responsibilities.

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

FONAR CORPORATION AND SUBSIDIARIES

The officers and directors of the Company are set forth below:

Timothy R. Damadian	59	Chairman of the Board, President, Chief Executive Officer and Treasurer
Luciano B. Bonanni	68	Executive Vice President, Chief Operating Officer and acting Principal Financial Officer
Claudette J.V. Chan	85	Director
Ronald J. Lehman	47	Director
Richard E. Turk	39	Director
Jessica Maher	26	Director

Timothy Damadian has been the Chairman of the Board and Treasurer of FONAR since September 7, 2022 and the President and Chief Executive Officer of FONAR since February 11, 2016. From 2010 to 2016 he served as an independent consultant, with a focus on the Company’s MRI facility management business. Timothy Damadian began his career at FONAR in 1985, installing MRI scanners and components for FONAR customers. Over the course of the following 16 years, he held positions of increasing authority, eventually becoming Vice President of Operations. In 1997, Timothy Damadian was appointed President of the newly formed Health Management Corporation of America (HMCA), a wholly-owned subsidiary of FONAR that was formed to manage medical and diagnostic imaging offices. In 2001, Timothy Damadian left FONAR to form Integrity Healthcare Management, Inc., a diagnostic imaging management company that would eventually manage MRI scanning centers in New York and Florida. The company was a success and was sold to Health Diagnostics, LLC in 2007. Mr. Damadian returned to FONAR as a consultant in 2010. He also serves as a Manager of Health Diagnostics Management, LLC, which are subsidiaries of HMCA.

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

Richard E. Turk has been a Director of FONAR since June, 2020, when he was appointed to fill the vacancies on the Board of Directors and Audit Committee of the Board of Directors resulting from the death of his predecessor, Robert J. Janoff. Mr. Turk is the Chief Financial Officer of PRISM Vision Group, a private equity-backed, multi-location, outpatient comprehensive eye care practice headquartered in Union, New Jersey. Mr. Turk joined PRISM in November, 2018 as the Chief Development Officer and became CFO in March 2021. Mr. Turk has helped PRISM expand from a single-specialty (retina) provider with 17 locations and 21 physicians to a comprehensive, vertically-integrated, multi-specialty, eye care organization with approximately 190 physicians and more than 90 locations across New Jersey, Pennsylvania, Delaware, Virginia, Washington, DC, and Maryland. Prior to his tenure at PRISM, Mr. Turk was employed by Professional Physical Therapy, a private equity-backed outpatient physical and occupational therapy company headquartered in Uniondale, New Jersey with more than 180 locations across New York, New Jersey, Connecticut, Massachusetts and New Hampshire. During his four years at Professional Physical Therapy, Mr. Turk sourced, analyzed, and completed 32 acquisitions comprised of 116 clinics, expanding the company’s services and adding three states. From 2007 to 2014, Mr. Turk was employed by Bruderman Brothers, a broker dealer involved in investment banking, merchant banking, investment advisory, and consulting for lower middle market companies ($10M-$250M of enterprise value) in a variety of industries, including healthcare. Mr. Turk was Vice President of Bruderman Brothers from 2011 to 2014. Mr. Turk graduated from Columbia University in 2007.

FONAR CORPORATION AND SUBSIDIARIES

Jessica Maher has been a Director of FONAR since March 2023, when she was appointed to fill the vacancies on the Board of Directors and Audit Committee resulting from the resignation of her predecessor, John Collins. Mrs. Maher is a staff accountant at Ives & Sultan, LLP in Woodbury, New York, where she is responsible for preparing audited financial statements for various clients, overseeing audit testing areas, audits of 401(k) plans, and personal and company tax returns. Mrs. Maher holds a Bachelor of Science in Accounting with a minor in Accounting Information Systems, and a Master of Science in Accounting from Fairfield University in Fairfield, Connecticut. During her early undergraduate years, Mrs. Maher worked for Tritech Healthcare Management in Melville, New York, where she reviewed patient files, insurance, charts and documents to ensure that the services provided by clients were being properly billed. In her senior year, Mrs. Maher interned at Northwell Health in Westbury, New York, where she supported the financial reporting team for two hospitals, reported into accounts receivable software, and analyzed patient billing records to identify overpayments. Mrs. Maher’s first position out of college was with PriceWaterhouseCoopers in Melville, New York, where she was assigned to two private equity clients, was responsible for a variety of the audit areas, and assisted managers in reviewing financial statements, footnote disclosures, and audit opinions.

Board Diversity Matrix as of September 12, 2023
Total Number of Directors	5
Part I: Gender Identity	Female	Male
Directors	2	3
Part II: Demographic Background
White	2	3

Board Diversity Matrix as of September 15, 2022
Total Number of Directors			5
Part I: Gender Identity	Female	Male	Did not disclose gender
Directors	1	3	1
Part II: Demographic Background
White	1	3
Did Not Disclose Demographic Background 1
Director with Disabilities			1

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

 The Board of Directors does not have a compensation Committee. The Chief Executive Officer and the Chief Operating Officer participate in the determination of compensation for the Company’s management and other employees.

 The Board of Directors has established an audit committee. The members of the committee are Ronald G. Lehman, Richard E. Turk and Jessica Maher.

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

 There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2023, 2022 and 2021 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I.	SUMMARY COMPENSATION TABLE

(Reflects information up to end of Fiscal 2023)

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2023	$0	$152,900	$0	$152,900
President, Principal	2022	$0	$305,800	$0	$305,800
Executive Officer	2021	$0	$155,800	$0	$155,800

Raymond V. Damadian	2023	$23,553	$305,800	$0	$329,353
Chairman of the Board,	2022	$153,095	$305,800	$0	$458,895
Treasurer and	2021	$153,095	$305,800	$0	$458,895
Principal Financial Officer

Luciano Bonanni	2023	$143,416	$305,800	$0	$449,216
Chief Operating Officer and	2022	$148,572	$305,800	$0	$454,372
Executive Vice President	2021	$146,496	$0	$152,931	$298,969

FONAR CORPORATION AND SUBSIDIARIES

II.	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Raymond V. Damadian, Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer, Executive Vice President and acting Principal Financial Officer	0	0	N/A

III	DIRECTOR COMPENSATION

The following table shows the compensation paid to the Directors for fiscal 2023:

Name	Fees earned in pad in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compen- sation	Nonqualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
A. Claudette J.V. Chan	$20,000	0	0	0	0	38,880	$58,880
B. Ronald G. Lehman	$20,000	0	0	0	0	60,000	$80,000
C. Richard E. Turk	$20,000	0	0	0	0	$15,000	$35,000
D. Jessica Maher	$9,423	0	0	0	0	$0	$9,423
E. John Collins	$15,384	0	0	0	0	$44,038	$59,423

EMPLOYEE COMPENSATION PLANS

FONAR adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits FONAR to issue an aggregate of 2,000,000 shares of common stock of FONAR as bonus or compensation. As of June 30, 2023, 450,177 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of FONAR’s securities held by each director, by each person known by us to own in excess of five percent of FONAR’s voting securities and by all officers and directors as a group as of September 1, 2023.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Timothy R. Damadian, as trustee of the Fonar Class C Trust
c/o FONAR Corporation, Melville, New York
Class C Stock	382,447	99.98%

Kayne Anderson Rudnick
Investment Management LLC
1800 Avenue of the Stars, 2nd Floor
Los Angeles, CA 90067
Common Stock	628,700	9.75%

Dimensional Fund Advisors LP
Building One
6300 Bee Cave Road
Austin, Texas 78746
Common Stock	409,855	6.35%

The Vanguard Group, Inc.
100 Vanguard Boulevard
Malvern, PA 19355-2331
Common Stock	373,859	5.80%

Timothy R. Damadian,
Chairman of the Board, President
Chief Executive Officer and Treasurer
Common Stock	42,700	*
Class A Preferred	800	*

FONAR CORPORATION AND SUBSIDIARIES

Continued:

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percent of Class
Luciano B. Bonanni,
Executive Vice President,
Chief Operating Officer and acting Principal Financial Officer
Common Stock	54,253		*
Class A Preferred	1,285		*

Claudette Chan
Director and Secretary
Common Stock	106		*
Class A Preferred	32		*

Ronald G. Lehman
Director
Common Stock	4,330		*

Richard E. Turk
Director
Common Stock	0		*

Jessica Maher
Director
Common Stock	0		*

All Officers and Directors as a Group (6 persons)
Common Stock	101,389	(3)	1.50%
Class C Stock	382,447		99.98%
Class A Preferred	2,117		*

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of FONAR.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the FONAR Upright® MRI scanners through FONAR. In total, as of September 11, 2023, 22 of our clients had management agreements with HMCA. Six sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $84,000 to $447,000 per month in fiscal 2023.

Timothy Damadian, the Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company during the 2023 fiscal year owned three of the imaging facilities in Florida managed by HMCA. The facilities were owned by Dr. Raymond Damadian until his death in August 2022. Those facilities paid HMCA flat rate monthly fees ranging from $245,535 to $411,589 per month during fiscal 2023. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2023 and June 30, 2022, the net revenues received by HMCA from the imaging facilities owned by Timothy Damadian and previously by Dr. Damadian were approximately $11.9 million, and $11.6 million, respectively.

Timothy Damadian, the Chairman of the Board, President, Chief Executive Officer and Treasurer of FONAR, was one of the owners of a billing company that performed billing and collection services for No-Fault and Workers’ Compensation claims on behalf of HMCA’s clients. The monthly fee charged to HMCA was $85,000. These services were terminated on January 1, 2021.

On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. Timothy Damadian is also a Manager of Health Management Company of America. The agreement was renewed on June 1, 2022 and terminated on May 31, 2023, The Company billed them $191,072 in the fiscal year ended June 30, 2023 and $286,608 in the fiscal year ended June 30, 2022.

Timothy Damadian sold his ownership interest in the billing company on May 31, 2023.

Ronald Lehman, a Director of FONAR, holds a .0378% interest in Health Management Company of America’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of FONAR, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

  FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2023 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2023 were $374,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2022 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2022 were $379,000.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2023 or June 30, 2022 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2023 or June 30, 2022 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2023.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2022.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2023 and June 30, 2022.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2023 and 2022.

Consolidated Statements of Income for the Years Ended June 30, 2023 and 2022.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2023 and 2022.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2023 and 2022 .

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the consolidated financial statements.

b)        REPORTS ON FORM 8-K

1. Registrant's Report on Form 8-K: Item 2.02, Results of Operations and Financial Condition for Fiscal Year ended June 30, 2022, reported September 27, 2022. Commission File No. 0-10248.

2. Registrants Report on Form 8-K: Item 5.02, Departure of Directors or Certain Officers, reported March 20, 2023. Commission File No. 0-10248.

3. Registrants Report on Form 8-K: Item 5.07, Submission of Matters to a Vote of Security Holders, at the annual meeting of stockholders, reported on May 22, 2023. Commission File No. 0-10248.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION

Dated: September 28, 2023	By:	/s/Timothy Damadian
Timothy Damadian,
Chairman of the Board of Directors
Chief Executive Officer
President and Treasurer

	By	/s/Luciano B. Bonanni
Luciano B. Bonanni
Executive Vice President, Chief Operating Officer and Acting Principal Financial Officer

Signature	Title	Date
/s/ Timothy R. Damadian	Chairman of the Board of Directors	September 28, 2023
Timothy R. Damadian	Chief Executive Officer
President and Treasurer

/s/Claudette J.V. Chan	Director	September 28, 2023
Claudette J.V. Chan

/s/Ronald G. Lehman	Director	September 28, 2023
Ronald G. Lehman

/s/Richard E. Turk	Director	September 28, 2023
Richard E. Turk

/s/Jessica Maher	Director	September 28, 2023
Jessica Maher