Form 10-Q
period 2023-09-30
FONAR CORP
filed 2023-11-14
CIK 355019

MFORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 2023

Commission file number 000-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

delaware	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Marcus Drive Melville, New York	11747
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _X_ No ___.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer___ Accelerated filer ___ Non-accelerated filer _X_, Smaller reporting company _X_ Emerging growth company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 7, 2023
Common Stock, par value $.0001	6,450,882
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30,	June 30,
	2023	2023*
Current Assets:
Cash and cash equivalents	$51,693	$51,280
Short-term investments	33	33
Accounts receivable - net	4,092	3,861
Accounts receivable - related party	90	—
Medical receivable - net	21,924	21,259
Management and other fees receivable - net	38,118	35,888
Management and other fees receivable - related medical practices - net	9,063	9,162
Inventories	2,824	2,570
Prepaid expenses and other current assets	1,310	1,608

Total Current Assets	129,147	125,661

Accounts receivable - long term	500	710
Deferred income tax asset	8,800	10,042
Property and equipment - net	21,107	22,146
Right-of-use Asset - operating lease	33,203	33,069
Right-of-use Asset - financing lease	680	729
Goodwill	4,269	4,269
Other intangible assets - net	3,355	3,432
Other assets	495	524

Total Assets	$201,556	$200,582

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2023	2023*
Current Liabilities:
Current portion of long-term debt	$45	$44
Accounts payable	1,040	1,579
Other current liabilities	3,984	5,444
Unearned revenue on service contracts	3,944	3,832
Unearned revenue on service contracts – related party	82	—
Operating lease liability - current portion	4,295	3,905
Financing lease liability - current portion	219	218
Customer deposits	623	602
Total Current Liabilities	14,232	15,624

Long-Term Liabilities:
Unearned revenue on service contracts	562	760
Deferred income tax liability	395	395
Due to related medical practices	93	93
Operating lease liability – net of current portion	31,503	32,105
Financing lease liability – net of current portion	565	620
Long-term debt, less current portion	104	115
Other liabilities	29	42
Total Long-Term Liabilities	33,251	34,130

Total Liabilities	47,483	49,754

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2023	June 30, 2023 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2023 and June 30, 2023, 313 issued and outstanding at September 30, 2023 and June 30, 2023	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2023 and June 30, 2023, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2023 and June 30, 2023, 6,506 and 6,462 issued at September 30, 2023 and June 30, 2023, respectively, 6,451 and 6,451 outstanding at September 30, 2023 and June 30, 2023 respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2023 and June 30, 2023; .146 issued and outstanding at September 30, 2023 and June 30, 2023	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2023 and June 30, 2023, 383 issued and outstanding at September 30, 2023 and June 30, 2023	—	—
Paid-in capital in excess of par value	182,613	182,613
Accumulated deficit	(20,085)	(24,191)
Treasury stock, at cost – 55 shares of common stock at September 30, 2023 and 11 shares of common stock at June 30, 2023	(1,230)	(516)
Total Fonar Corporation’s Stockholders’ Equity	161,299	157,907
Noncontrolling interests	(7,226)	(7,079)
Total Stockholders' Equity	154,073	150,828
Total Liabilities and Stockholders' Equity	$201,556	$200,582

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2023	2022
Patient fee revenue – net of contractual allowances and discounts	$8,676	$6,076
Product sales – net	164	30
Service and repair fees – net	1,864	1,820
Service and repair fees - related parties – net	28	28
Management and other fees – net	12,119	12,250
Management and other fees - related medical practices – net	2,987	2,987
Total Revenues – Net	25,838	23,191
COSTS AND EXPENSES
Costs related to patient fee revenue	4,427	3,800
Costs related to product sales	103	169
Costs related to service and repair fees	848	718
Costs related to service and repair fees - related parties	13	11
Costs related to management and other fees	7,024	6,501
Costs related to management and other fees – related medical practices	1,519	1,398
Research and development	467	349
Selling, general and administrative	4,866	6,334
Total Costs and Expenses	19,267	19,280
Income From Operations	6,571	3,911
Other Income	—	11
Interest Expense	(48)	(14)
Investment Income	507	151
Income Before Provision for Income Taxes and Noncontrolling Interests	7,030	4,059
Provision for Income Taxes	(1,670)	(1,409)
Net Income	5,360	2,650
Net Income - Noncontrolling Interests	(1,254)	(603)
Net Income – Attributable to FONAR	$4,106	$2,047
Net Income Available to Common Stockholders	$3,855	$1,923

Net Income Available to Class A Non-Voting Preferred Stockholders	$187	$92
Net Income Available to Class C Common Stockholders	$64	$32
Basic Net Income Per Common Share Available to Common Stockholders	$0.60	$0.29
Diluted Net Income Per Common Share Available to Common Stockholders	$0.59	$0.29
Basic and Diluted Income Per Share – Class C Common	$0.17	$0.08
Weighted Average Basic Shares Outstanding – Common Stockholders	6,408	6,545
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,536	6,673
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending September 30, 2023

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance – June 30, 2023	$1	$182,613	$(24,191)	$(516)	$(7,079)	$150,828
Net income	—	—	4,106	—	—	4,106
Purchase of Treasury stock	—	—	—	(714)	—	(714)
Distributions - Non controlling	—	—	—	—	(1,401)	(1,401)
Income - Non controlling interests	—	—	—	—	1,254	1,254
Balance – September 30, 2023	$1	$182,613	$(20,085)	$(1,230)	$(7,226)	$154,073

For the Three Months Ending September 30, 2022

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Non Controlling Interests	Total
Balance - June 30, 2022	$1	$184,531	$(33,567)	$(675)	$(4,054)	$146,236
Net income	—	—	2,047	—	—	2,047
Purchase of Treasury Stock	—	—	—	(122)	—	(122)
Distributions - Non controlling	—	—	—	—	(1,634)	(1,634)
Income - Non controlling interests	—	—	—	—	603	603
Balance – September 30, 2022	$1	$184,531	$(31,520)	$(797)	$(5,085)	$147,130

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,360	$2,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,195	1,118
Amortization of right-of-use assets	1,024	1,061
(Recovery) Provision for bad debts	(68)	1,398
Deferred income tax – net	1,242	1,146
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(2,837)	(1,407)
Notes receivable	5	11
Inventories	(255)	(98)
Prepaid expenses and other current assets	293	(14)
Other assets	29	—
Increase (decrease) in operating liabilities, net:
Accounts payable	(539)	(779)
Other current liabilities	(1,463)	(1,580)
Operating lease liabilities	(1,322)	(912)
Financing lease liabilities	(54)	(52)
Customer deposits	20	171
Other liabilities	(12)	(16)
Net cash provided by operating activities	2,618	2,697
Cash Flows from Investing Activities:
Purchases of property and equipment	(63)	(939)
Cost of patents	(16)	(24)
Net cash used in investing activities	(79)	(963)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(11)	(5)
Purchase of treasury stock	(714)	(122)
Distributions to noncontrolling interests	(1,401)	(1,634)
Net cash used in financing activities	(2,126)	(1,761)
Net Increase (Decrease) in Cash and Cash Equivalents	413	(27)
Cash and Cash Equivalents - Beginning of Period	51,280	48,723
Cash and Cash Equivalents - End of Period	$51,693	$48,696

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2023 for the fiscal year ended June 30, 2023.

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

SEPTEMBER 30, 2023 and 2022

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

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2023 and 2022.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2023 and 2022, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$4,106	$3,855	$64	$2,047	$1,923	$32
Denominator:
Weighted average shares outstanding	6,408	6,408	383	6,545	6,545	383
Basic income per common share	$0.64	$0.60	$0.17	$0.31	$0.29	$0.08
Diluted
Denominator: Weighted average shares outstanding		6,408	383		6,545	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,536	383		6,673	383
Diluted income per common share		$0.59	$0.17		$0.29	$0.08

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2023 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2023 or 2022, and it does not believe that any of those standards will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at September 30, 2023, and June 30, 2023:

	September 30, 2023
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,291	$199	$4,092
Accounts receivable - related party	$90	—	$90
Medical receivable	$21,924	$—	$21,924
Management and other fees receivable	$49,882	$11,764	$38,118
Management and other fees receivable from related medical practices ("PC’s")	$13,829	$4,766	$9,063

	June 30, 2023
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,060	$199	$3,861
Medical receivable	$21,259	$—	$21,259
Management and other fees receivable	$48,497	$12,609	$35,888
Management and other fees receivable from related medical practices ("PC’s")	$13,152	$3,990	$9,162

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

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

Long term accounts receivable balances at September 30, 2023 and June 30, 2023 amounted to approximately $500 and $710, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following two years as of September 30, 2023 is as follows:

2025	$450
2026	112
Total	$562

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third-party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67.8% and 69.0% of the PCs’ net revenues for the three months ended September 30, 2023 and 2022, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.6% and 12.9% of the consolidated net revenues for the three months ended September 30, 2023 and 2022, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Tallahassee Magnetic Resonance Imaging, Inc., Stand Up MRI of Boca Raton, Inc., and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. Additional Company managed entities also operate under a guaranty agreement, pursuant to which management fees are payable to the Company.

The Company’s patient fee revenue, net of contractual allowances and discounts for the three months ended September 30, 2023 and 2022 are summarized in the following table.

	For the Three Months Ended September 30,
	2023	2022
Commercial Insurance/ Managed Care	$1,173	$911
Medicare/Medicaid	271	238
Workers' Compensation/Personal Injury	5,138	4,235
Other	2,094	692
Patient Fee Revenue, net of contractual allowances and discounts	$8,676	$6,076

NOTE 4 – OPERATING & FINANCING LEASES

In July 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842). This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. We have elected the optional transition method to apply the standard as of the effective date, and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We have also elected the transition package of the practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs.

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (ASC) 842 – “Leases,” as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 10 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES (CONTINUED)

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2023 is as follows:

Twelve Months Ending September 30,	Operating Lease Payments	Financing Lease Payments
2024	$6,009	$244
2025	5,768	244
2026	5,320	244
2027	3,865	102
2028	3,526	—
Thereafter	21,471	—
Present value discount	(10,161)	(50)
Total lease liability	$35,798	$784

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2023	June 30, 2023
Purchased parts, components and supplies	$2,531	$2,346
Work-in-process	293	224
Total Inventories	$2,824	$2,570

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2023	June 30, 2023
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,468	5,452
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,523	20,507
Less: Accumulated amortization	17,168	17,075
Other Intangible Assets	$3,355	$3,432

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended September 30, 2023 and 2022 amounted to $43 and $54, respectively.

Amortization of customer relationships for the three months ended September 30, 2023 and 2022 amounted to $50 and $50, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2023	June 30, 2023
Accrued salaries, commissions and payroll taxes	$2,827	$4,413
Sales tax payable	225	193
State income taxes payable	—	48
Legal and other professional fees	11	11
Accounting fees	47	100
Self-funded health insurance reserve	176	101
Accrued interest and penalty	4	4
Other general and administrative expenses	694	574
Other Current Liabilities	$3,984	$5,444

NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2023. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended September 30, 2023
Net revenues from external customers	$2,056	$23,782	$25,838
Inter-segment net revenues	$254	$—	$254
(Loss) Income from operations	$(738)	$7,309	$6,571
Depreciation and amortization	$61	$1,134	$1,195
Capital expenditures	$16	$63	$79

For the three months ended September 30, 2022
Net revenues from external customers	$1,878	$21,313	$23,191
Inter-segment net revenues	$245	$—	$245
(Loss) Income from operations	$(802)	$4,713	$3,911
Depreciation and amortization	$72	$1,046	$1,118
Capital expenditures	$24	$939	$963

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2023 and September 30, 2022, the Company paid $48 and $15 for interest, respectively.

During the three months ended September 30, 2023 and September 30, 2022, the Company paid $150 and $395 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2023.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the three months ended September 30, 2023 and 2022, the Company repurchased 43 and 9 shares at a cost of $714 and $122, respectively.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2023 and June 30, 2023, the Company had approximately $176 and $101, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

NOTE 11 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting,” the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $1,670 in 2023 as compared to $1,409 in 2022. The 2023 provision is comprised of a current income tax component of $428 and a deferred income tax component of $1,242. Obligations for any liability associated with the current income tax provision has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC Topic 740. The Company believes there are no uncertain tax positions in prior year tax filings and therefore it has not recorded a liability for unrecognized tax benefits.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2018.

The Company recorded a deferred tax asset of $8,800 and a deferred tax liability of $395 as of September 30, 2023, primarily relating to Federal operating loss carryforwards, allowance for doubtful accounts and tax credits. There is approximately $3,198 of Federal operating losses available to offset future taxable income through 2031. The net operating losses begin to expire in 2028 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of September, 2023, no such changes in ownership have occurred.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for tax years beginning after December 31, 2022. Currently, the Company is expecting the IRA not to have a material impact to the Company’s financial statements.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2023 and through the date the condensed consolidated financial statements were issued.

As of October 31, 2023, the Company repurchased 33 shares of common stock at a cost of $471 which was authorized under the stock repurchase plan adopted in September 2022.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, item 1 of the Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended June 30, 2023 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the U.S. Securities and Exchange Commission (SEC) on September 28, 2023.

For the three month period ended September 30, 2023, we reported a net income of $5.4 million on revenues of $25.8 million as compared to net income of $2.7 million on revenues of $23.2 million for the three month period ended September 30, 2022. Operating income increased from $3.9 million for the three month period ended September 30, 2022 to $6.6 million for the three month period ended September 30, 2024.

The revenue increase, from $23.2 million for the first three months of fiscal 2023 to $25.8 million for the first three months of fiscal 2024, was primarily due to increases in patient fee revenue of $2.6 million, from $6.1 million for the first three months of fiscal 2023 to $8.7 million for the first three months of fiscal 2024. Revenues from product sales and service and repair fees increased by 9.5% from $1.9 million for the first three months of fiscal 2023 to $2.1 million for the first three months of fiscal 2024.

While our revenues increased, our costs and expenses remained constant resulting in our operating income increasing to $6.6 million for the three months ended September 30, 2023 as compared to $3.9 million for the three months ended September 30, 2022. In terms of percentages, costs and expenses remained constant at $19.3 million for the first three months of fiscal 2023 and for the first three months of fiscal 2024, while revenues increased 11.4%, from $23.2 million for the first three months of fiscal 2023 to $25.8 million for the first three months of fiscal 2024.

Fonar’s wholly owned subsidiary, Health Management Corporation of America (“HMCA”), has the controlling interest in Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.8% in HDM, and the investors in HDM have a 29.2% ownership interest. The management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

The most significant adverse impact on our Company in fiscal 2023 and the first quarter of fiscal 2024 has been the lingering COVID-19 pandemic. Although it had seemed the worst had passed, subsequent events have shown a spike in new cases and the emergence of new strains of the virus. This is by no means a problem confined to our Company, but despite our best efforts and improved ability to cope with the pandemic and the availability of new vaccines, the impact on our results of operations and financial condition is potentially volatile and severe.

The global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which have adversely affected our workforce, liquidity, financial condition, revenues, profitability and business operations The Company was able to enact certain decisions to allow the Company to navigate the global pandemic and from further losses, additional decreases in scan volume and avoid any significant disruption of the business. Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with its positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

FONAR CORPORATION AND SUBSIDIARIES

During the first quarter of fiscal 2024, the aggregate number of scans performed by the sites we manage or own increased to 50,744 scans from 44,471 scans in the first quarter of fiscal 2023. This increase was due to the opening of new stand-alone facility in Florida along with our return to a full operating schedule after addressing our technologist staffing shortfall.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $164,000 for the first three months of fiscal 2024 from $30,000 for the first three months of fiscal 2023. Costs related to product sales decreased from $169,000 for the three month period ended September 30, 2022 to $103,000 for the three month period ended September 30, 2023. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues increased to $1.9 million for the three month period ended September 30, 2023 as compared to $1.8 million for the three month period ended September 30, 2022.

Costs relating to providing service were $729,000 in the first three months of fiscal 2023 and $861,000 in the first three months of fiscal 2024. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $138,000 in foreign revenues for the first three months of fiscal 2024 as compared to approximately $99,000 in foreign revenues for the first three months of fiscal 2023, representing an increase in foreign revenues of 39.4%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment increased to $2.1 million for the first three months of fiscal 2024 from $1.9 million for the first three months of fiscal 2023. Operating losses for our medical equipment segment decreased to an operating loss of $738,000, for the first three months of fiscal 2024 as compared to an operating loss of $802,000 for the first three months of fiscal 2023.

Diagnostic Facilities Management Services

HMCA revenues increased in the first three months of fiscal 2024 by 11.6% to $23.8 million from $21.3 million for the first three months of fiscal 2023. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues increased slightly to 92.0% for the first three months of fiscal 2024, from 91.9% for the first three months of fiscal 2023.

HMCA’s current strategy is to counter the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages by adding additional scanners at current centers and increasing our marketing efforts. As a result of the COVID-19 virus, however, the Company had seen decreases in its scan volume. Nevertheless, the Company continued its program of adding additional scanners and due to this the scan volume increased in the first quarter of 2024.

The number of scans performed at our centers and at our clients’ centers has recovered to pre-COVID-19 levels and has increased from approximately 44,000 in the first three months of fiscal 2023 to approximately 51,000 in the first three months of fiscal 2024. The increase in scans was due to the addition of two new stand-alone facilities which opened in Florida and another one in New York

We now manage or own a total of 42 MRI scanners. Twenty-five (25) MRI scanners are located in New York and seventeen (17) are located in Florida. HMCA experienced an operating income of $7.3 million for the first three months of fiscal 2024 compared to operating income of $4.7 million for the first three months of fiscal 2023.

The ability of HMCA to maintain its profitability is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government. The reductions in reimbursement rates are not unique to HMCA or HMCA’s clients but are being experienced by the industry in general.

HMCA’s cost of revenues for the first three months of fiscal 2024 increased to $12.9 million as compared to $11.7 million for the first three months of fiscal 2023.

FONAR CORPORATION AND SUBSIDIARIES

Consolidated

For the first three months of fiscal 2024, our consolidated net revenues increased by 11.4% to $25.8 million from $23.2 million for the first three months of fiscal 2023, and total costs and expenses remained constant at $19.3 million for the first three months of fiscal 2024 and for the first three months of fiscal 2023 respectively. As a result, our operating income increased to $6.6 million in the first three months of fiscal 2024 as compared to $3.9 million in the first three months of fiscal 2023. A decrease in selling, general and other administrative costs in particular resulted in costs and expenses remaining constant as compared to the increase in net revenues.

Selling, general and administrative expenses decreased to $4.9 million in the first three months of fiscal 2024 from $6.3 million in the first three months of fiscal 2023. This decrease in selling, general and administrative expenses was due mainly to less reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus.

Research and development expenses increased by 33.8% to $467,000 for the first three months of fiscal 2024 from $349,000 for the first three months of fiscal 2023.

Interest expense in the first three months of fiscal 2024 increased by 242.9% to $48,000 from $14,000 in the first three months of fiscal 2023.

Inventories increased to $2.8 million at September 30, 2023 as compared to $2.6 million at June 30, 2023.

Net management fee and medical receivables increased by 4.2% to $69.1 million at September 30, 2023 from $66.3 million at June 30, 2023 as a result of slower collections and increased scan volume. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

 The results of operations for the first three months of fiscal 2024 reflect a increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2023 ($23.8 million for the first three months of fiscal 2024 as compared to $21.3 million for the first three months of fiscal 2023), and an increase in the MRI equipment segment revenues ($2.1 million for the first three months of fiscal 2024 as compared to $1.9 million for the first three months of fiscal 2023). Revenues were 8.0% from the MRI equipment segment and 92.0% from HMCA, for the first three months of fiscal 2024, as compared to 8.1% from the MRI equipment segment and 91.9% from HMCA for the first three months of fiscal 2023.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased from $51.3 million at June 30, 2023 to $51.7 million at September 30, 2023.

Cash provided by operating activities for the first three months of fiscal 2024 was $2.6 million. Cash provided by operating activities was attributable principally to net income of $5.4 million, depreciation and amortization of $1.2 million, amortization on right-to-use assets of $1.0 million, and deferred income tax of $1.2 million, offset by an increase in accounts, management fee receivables and medical receivables of $2.8 million, a decrease of operating lease liabilities of $1.3 million and a decrease in other current liabilities of $1.5 million.

Cash used in investing activities for the first three months of fiscal 2024 was $79,000. Cash used in investing activities during the first three months of fiscal 2024 consisted of patent costs of $16,000 and the purchase of property and equipment of $63,000.

Cash used in financing activities for the first three months of fiscal 2024 was $2.1 million. The principal uses of cash in financing activities during the first three months of fiscal 2024 were the repayment of principal on long-term debt and capital lease obligations of $11,000, the purchase of treasury stock of $714,000 and distributions to non-controlling interests of $1.4 million.

Total liabilities decreased by 4.6% to $47.5 million at September 30, 2023 from $49.8 million at June 30, 2023. “Other” current liabilities decreased by 26.8% to $4.0 million at September 30, 2023 from $5.4 million at June 30, 2023. The current portion of our service contract liabilities increased by 5.0% to $4.0 million at September 30, 2023 as compared to $3.8 million at June 30, 2023. Customer deposits increased from $602,000 at June 30, 2023 to $623,000 at September 30, 2023.

As of September 30, 2023, the total of $4.0 million in “other” current liabilities included accrued salaries and payroll taxes of $2.8 million, sales taxes payable of $225,000 and other general and administrative expenses of 694,000.

Our working capital increased to $114.9 million at September 30, 2023 from $110.0 million at June 30, 2023. This resulted from an increase in current assets ($125.7 million at June 30, 2023 as compared to $129.1 million at September 30, 2023), and a decrease in current liabilities from $15.6 million at June 30, 2023 to $14.2 million at September 30, 2023.

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

Fonar is not committed to making any significant capital expenditures for the remainder of the 2024 fiscal year.

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

In pursuit of those goals, Fonar has entered into an agreement with AIRS Medical to install its SwiftMR™ product on all Fonar Upright® scanners operating at the facilities HMCA owns or manages. Fonar will also make the AIRS SwiftMR™ product available to the installed base of Fonar scanners operating in the United States. The AIRS SwiftMR™ product enhances image quality using AI-powered denoising and sharpening. Management believes this product will improve the quality of the images produced by Fonar equipment, including the scanners operated by HMCA facilities.

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

The Company believes that its business plan has been responsible for its profitability in the past nine consecutive fiscal years and first fiscal quarter of fiscal 2024, and that its capital resources will be adequate to support operations through at least November 14, 2024. The future effects on our business of healthcare legislation, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company cannot predict the full effect of COVID-19 for the first fiscal quarter or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least November 14, 2024.

FONAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2023 and Form 10-Q for the fiscal quarter ended September 30, 2023.

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

FONAR CORPORATION AND SUBSIDIARIES

2. Inflation and Increasing Interest Rates. Inflation has drastically increased our costs for both materials and labor. The Federal Reserve has increased interest rates substantially in an attempt to control inflation, which in turn has increased the coast of capital. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued costs increases, coupled with reduced reimbursement rates may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

3. Demand for MRI Scanners. The reduced reimbursement rates have a negative effect on our sales of MRI scanners. With lower revenue projections, prospective customers would demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

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

FONAR CORPORATION AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits

b)	Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on September 29, 2022, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

____________________

By: /s/ Timothy Damadian

Timothy Damadian

Chairman of the Board of Directors, President, Principal Executive Officer and Treasurer

____________________

/s/ Luciano Bonanni

Luciano Bonanni

Executive Vice President, Chief Operating Officer, Acting Principal Financial Officer

Dated: November 14, 2023