Form 10-Q
period 2023-12-31
FONAR CORP
filed 2024-02-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended DECEMBER 31, 2023

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

delaware	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Marcus Drive Melville, New York	11747
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 694-2929

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒, Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 9, 2024
Common Stock, par value $.0001	6,328,294
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2023	June 30, 2023 *
Current Assets:
Cash and cash equivalents	$53,225	$51,280
Short-term investments	33	33
Accounts receivable – net	3,881	3,861
Accounts receivable - related party	60	—
Medical receivable – net	22,548	21,259
Management and other fees receivable – net	39,352	35,888
Management and other fees receivable – related medical practices – net	9,267	9,162
Inventories	2,835	2,570
Prepaid expenses and other current assets	1,341	1,608
Total Current Assets	132,542	125,661

Accounts receivable – long term	376	710
Note receivable – related party	577	—
Deferred income tax asset	7,758	10,042
Property and equipment – net	20,109	22,146
Right-of-use Asset – operating lease	32,234	33,069
Right-of-use Asset – financing lease	630	729
Goodwill	4,269	4,269
Other intangible assets – net	3,266	3,432
Other assets	501	524
Total Assets	$202,262	$200,582

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2023	June 30, 2023 *
Current Liabilities:
Current portion of long-term debt	$45	$44
Accounts payable	1,335	1,579
Other current liabilities	3,460	5,444
Unearned revenue on service contracts	3,804	3,832
Unearned revenue on service contracts – related party	55	—
Operating lease liability - current portion	4,658	3,905
Financing lease liability - current portion	222	218
Customer deposits	600	602

Total Current Liabilities	14,179	15,624

Long-Term Liabilities:
Unearned revenue on service contracts	376	760
Deferred income tax liability	395	395
Due to related medical practices	93	93
Operating lease liability – net of current portion	30,299	32,105
Financing lease liability – net of current portion	508	620
Long-term debt, less current portion	92	115
Other liabilities	23	42

Total Long-Term Liabilities	31,786	34,130
Total Liabilities	45,965	49,754

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS’ EQUITY:	December 31, 2023	June 30, 2023*
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2023 and June 30, 2023, 313 issued and outstanding at December 31, 2023 and June 30, 2023	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2023 and June 30, 2023, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2023 and June 30, 2023, 6,332 and 6,462 issued at December 31, 2023 and June 30, 2023, respectively 6,328 and 6,451 outstanding at December 31, 2023 and June 30, 2023 respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at December 31, 2023 and June 30, 2023; .146 issued and outstanding at December 31, 2023 and June 30, 2023	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2023 and June 30, 2023, 383 issued and outstanding at December 31, 2023 and June 30, 2023	—	—
Paid-in capital in excess of par value	180,607	182,613
Accumulated deficit	(16,326)	(24,191)
Treasury stock, at cost - 4 shares of common stock at December 31, 2023 and 11 shares of common stock at June 30, 2023	(395)	(516)
Total Fonar Corporation’s Stockholders’ Equity	163,887	157,907
Non controlling interests	(7,590)	(7,079)
Total Stockholders’ Equity	156,297	150,828
Total Liabilities and Stockholders’ Equity	$202,262	$200,582

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2023	2022
Patient fee revenue – net of contractual allowances and discounts	$8,221	$7,129
Product sales – net	55	170
Service and repair fees – net	1,778	1,838
Service and repair fees - related parties – net	28	28
Management and other fees – net	12,316	12,092
Management and other fees - related medical practices – net	2,988	2,999
Total Revenues – Net	25,386	24,256
COSTS AND EXPENSES
Costs related to patient fee revenue	4,602	4,023
Costs related to product sales	302	214
Costs related to service and repair fees	784	722
Costs related to service and repair fees - related parties	12	11
Costs related to management and other fees	7,208	6,622
Costs related to management and other fees – related medical practices	1,590	1,492
Research and development	416	342
Selling, general and administrative	5,587	6,598
Total Costs and Expenses	20,501	20,024
Income From Operations	4,885	4,232
Other Expense	—	(208)
Other Income – Related party	577	—
Interest Expense	(10)	(12)
Investment Income	534	263
Income Before Provision for Income Taxes and Non controlling Interests	5,986	4,275
Provision for Income Taxes	(1,366)	(1,463)
Net Income	4,620	2,812
Net Income – Non controlling Interests	(861)	(580)
Net Income – Attributable to FONAR	$3,759	$2,232
Net Income Available to Common Stockholders	$3,525	$2,097
Net Income Available to Class A Non-Voting Preferred Stockholders	$175	$101
Net Income Available to Class C Common Stockholders	$59	$34
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.32
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.32
Basic and Diluted Income Per Share – Class C Common	$0.16	$0.09
Weighted Average Basic Shares Outstanding – Common Stockholders	6,437	6,527
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,565	6,655
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
REVENUES	2023	2022
Patient fee revenue – net of contractual allowances and discounts	$16,896	$13,205
Product sales – net	219	200
Service and repair fees – net	3,643	3,658
Service and repair fees - related parties – net	55	55
Management and other fees – net	24,436	24,342
Management and other fees - related medical practices – net	5,975	5,987
Total Revenues – Net	51,224	47,447
COSTS AND EXPENSES
Costs related to patient fee revenue	9,029	7,822
Costs related to product sales	405	383
Costs related to service and repair fees	1,633	1,440
Costs related to service and repair fees - related parties	25	22
Costs related to management and other fees	14,231	13,124
Costs related to management and other fees – related medical practices	3,109	2,890
Research and development	883	691
Selling, general and administrative	10,453	12,932
Total Costs and Expenses	39,768	39,304
Income From Operations	11,456	8,143
Other Income (Expense)	1	(197)

Other Income – Related party	577	—
Interest Expense	(58)	(27)
Investment Income	1,040	414
Income Before Provision for Income Taxes and Non controlling Interests	13,016	8,333
Provision for Income Taxes	(3,036)	(2,871)
Net Income	9,980	5,462
Net Income – Non controlling Interests	(2,115)	(1,183)
Net Income – Attributable to FONAR	$7,865	$4,279
Net Income Available to Common Stockholders	$7,375	$4,020
Net Income Available to Class A Non-Voting Preferred Stockholders	$365	$193
Net Income Available to Class C Common Stockholders	$125	$66
Basic Net Income Per Common Share Available to Common Stockholders	$1.14	$0.62
Diluted Net Income Per Common Share Available to Common Stockholders	$1.12	$0.60
Basic and Diluted Income Per Share – Class C Common	$0.33	$0.17
Weighted Average Basic Shares Outstanding – Common Stockholders	6,448	6,534
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,576	6,662
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending December 31, 2023

	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – September 30, 2023	$1	6,450,882	$182,613	$(20,085)	$(1,230)	54,674	$(7,226)	$154,073
Net income	—	—	—	3,759	—	—	—	3,759
Purchase of Treasury stock	—	—	—	—	(1,171)	72,297	—	(1,171)
Cancellation of shares	—	(122,588)	(2,006)	—	2,006	(122,588)	—	—
Distributions - Non controlling interests	—	—	—	—	—	—	(1,225)	(1,225)
Income - Non controlling interests	—	—	—	—	—	—	861	861
Balance – December 31, 2023	$1	6,328,294	$180,607	$(16,326)	$(395)	4,383	$(7,590)	$156,297

For the Three Months Ending December 31, 2022

	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – September 30, 2022	$1	6,554,210	$184,531	$(31,520)	$(797)	20,445	$(5,085)	$147,130
Net income	—	—	—	2,232	—	—	—	2,232
Purchase of Treasury stock	—	—	—	—	(356)	20,819	—	(356)
Cancellation of shares	—	(16,062)	(401)	—	402	(16,062)	—	1
Distributions - Non controlling interests	—	—	—	—	—	—	(1,517)	(1,517)
Income - Non controlling interests	—	—	—	—	—	—	580	580
Balance – December 31, 2022	$1	6,538,148	$184,130	$(29,288)	$(751)	25,202	$(6,022)	$148,070

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Six Months Ending December 31, 2023

	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance - June 30, 2023	$1	6,450,882	$182,613	$(24,191)	$(516)	11,463	$(7,079)	$150,828
Net income	—	—	—	7,865	—	—	—	7,865
Purchase of Treasury stock	—	—	—	—	(1,885)	115,508	—	(1,885)
Cancellation of shares	—	(122,588)	(2,006)	—	2,006	(122,588)	—	—
Distributions - Non controlling interests	—	—	—	—	—	—	(2,626)	(2,626)
Income - Non controlling interests	—	—	—	—	—	—	2,115	2,115
Balance - December 31, 2023	$1	6,328,294	$180,607	$(16,326)	$(395)	4,383	$(7,590)	$156,297

For the Six Months Ending December 31, 2022

	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance - June 30, 2022	$1	6,554,210	$184,531	$(33,567)	$(675)	11,643	$(4,054)	$146,236
Net income	—	—	—	4,279	—	—	—	4,279
Purchase of Treasury stock	—	—	—	—	(478)	29,621	—	(478)
Cancellation of shares	—	(16,062)	(401)	—	402	(16,062)	—	1
Distributions - Non controlling interests	—	—	—	—	—	—	(3,151)	(3,151)
Income - Non controlling interests	—	—	—	—	—	—	1,183	1,183
Balance - December 31, 2023	$1	6,538,148	$184,130	$(29,288)	$(751)	25,202	$(6,022)	$148,070

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,980	$5,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,415	2,218
Amortization on right-of-use assets	2,146	2,238
Provision for bad debts	355	2,891
Deferred income tax – net	2,284	2,306
Gain on sale of equipment – related party	(577)	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(4,958)	(3,375)
Notes receivable	50	11
Inventories	(265)	(274)
Prepaid expenses and other current assets	217	60
Other assets	22	—
Increase (decrease) in operating liabilities, net:
Accounts payable	(244)	(685)
Other current liabilities	(2,341)	(3,228)
Operating lease liabilities	(2,265)	(1,874)
Financing lease liabilities	(108)	(126)
Customer deposits	(3)	271
Other liabilities	(19)	(33)
Net cash provided by operating activities	6,689	5,862
Cash Flows from Investing Activities:
Purchases of property and equipment	(192)	(1,362)
Cost of patents	(20)	(74)
Net cash used in investing activities	(212)	(1,436)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(21)	(15)
Purchase of treasury stock	(1,885)	(478)
Distributions to non controlling interests	(2,626)	(3,151)
Net cash used in financing activities	(4,532)	(3,644)
Net Increase in Cash and Cash Equivalents	1,945	782
Cash and Cash Equivalents - Beginning of Period	51,280	48,723
Cash and Cash Equivalents - End of Period	$53,225	$49,505

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on September 28, 2023 for the fiscal year ended June 30, 2023.

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

DECEMBER 31, 2023 and 2022

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

BUSINESS COMBINATION

When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period of final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and six months ended December 31, 2023 and 2022.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2023 and 2022, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended December 31, 2023			Three months ended December 31, 2022
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,759	$3,525	$59	$2,232	$2,097	$34
Denominator:
Weighted average shares outstanding	6,437	6,437	383	6,527	6,527	383
Basic income per common share	$0.58	$0.55	$0.16	$0.34	$0.32	$0.09
Diluted
Denominator: Weighted average shares outstanding		6,437	383		6,527	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,565	383		6,655	383
Diluted income per common share		$0.54	$0.16		$0.32	$0.09

	Six months ended December 31, 2023			Six months ended December 31, 2022
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$7,865	$7,375	$125	$4,279	$4,020	$66
Denominator:
Weighted average shares outstanding	6,448	6,448	383	6,534	6,534	383
Basic income per common share	$1.22	$1.14	$0.33	$0.65	$0.62	$0.17
Diluted
Denominator: Weighted average shares outstanding		6,448	383		6,534	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,576	383		6,662	383
Diluted income per common share		$1.12	$0.33		$0.60	$0.17

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (740) “Improvements to Income Tax Disclosures”, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the effect that adoption of ASU 2023-09 will have on our disclosures.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extended certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit, more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The effective date for public entities is beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. We expect to adopt the new disclosures as required and are currently evaluating the impact on the related disclosures.

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on July 1, 2023 using the modified retrospective approach and it did not have a material impact of the Company’s financial statements, resulting in no adjustment to prior year earnings.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2023 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2023 or 2022, and it does not believe that any of those standards will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2023, and June 30, 2023:

	December 31, 2023
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,080	$199	$3,881
Accounts receivable - related party	$60	—	$60
Medical receivable	$22,548	$—	$22,548
Management and other fees receivable	$51,092	$11,740	$39,352
Management and other fees receivable from related medical practices (“PC’s”)	$14,480	$5,213	$9,267

	June 30, 2023
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,060	$199	$3,861
Medical receivable	$21,259	$—	$21,259
Management and other fees receivable	$48,497	$12,609	$35,888
Management and other fees receivable from related medical practices (“PC’s”)	$13,152	$3,990	$9,162

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

  Long Term Accounts Receivable

Long term accounts receivable balances at December 31, 2023 and June 30, 2023 amounted to approximately $376 and $710 respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following two years as of December 31, 2023 is as follows:

2025	$319
2026	57
Total	$376

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

DECEMBER 31, 2023 and 2022

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third-party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 67% of the PCs’ net revenues for the three months ended December 31, 2023 and 2022, respectively, were derived from no-fault and personal injury protection claims. Approximately 67% and 68% of the PCs’ net revenue for the six months ended December 31, 2023 and 2022, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management’s expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.8% and 12.4% of the consolidated net revenues for the three months ended December 31, 2023 and 2022, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.7% and 12.6% of the consolidated net revenues for the six months ended December 31, 2023 and 2022, respectively.

Tallahassee Magnetic Resonance Imaging, Inc., Stand Up MRI of Boca Raton, Inc. and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. Additional Company managed entities also operate under a guaranty agreement, pursuant to which management fees are payable to the Company.

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and six months ended December 31, 2023 and 2022 are summarized in the following table.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

	For the Three Months Ended December 31,
	2023	2022
Commercial Insurance/ Managed Care	$1,243	$958
Medicare/Medicaid	284	247
Workers’ Compensation/Personal Injury	4,907	4,262
Other	1,787	1,662
Patient Fee Revenue, net of contractual allowances and discounts	$8,221	$7,129

	For the Six Months Ended December 31,
	2023	2022
Commercial Insurance/ Managed Care	$2,416	$1,869
Medicare/Medicaid	555	484
Workers’ Compensation/Personal Injury	10,044	8,497
Other	3,881	2,355
Patient Fee Revenue, net of contractual allowances and discounts	$16,896	$13,205

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

The Company accounts for its various operating leases in accordance with Topic 842, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 10 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company.

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2023 is as follows:

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES (CONTINUED)

Twelve Months Ending December 31,	Operating Lease Payments	Financing Lease Payments
2024	$6,319	$244
2025	5,672	244
2026	4,902	244
2027	3,677	41
2028	3,426	—
Thereafter	20,698	—
Present value discount	(9,737)	(43)
Total lease liability	$34,957	$730

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2023	June 30, 2023
Purchased parts, components and supplies	$2,582	$2,346
Work-in-process	253	224
Total Inventories	$2,835	$2,570

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2023	June 30, 2023
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,472	5,452
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,527	20,507
Less: Accumulated amortization	17,261	17,075
Other Intangible Assets	$3,266	$3,432

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended December 31, 2023 and 2022 amounted to $43 and $47, respectively.

Amortization of customer relationships for the three months ended December 31, 2023 and 2022 amounted to $50 and $50, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2023 and 2022 amounted to $86 and $101, respectively.

Amortization of customer relationships for the six months ended December 31, 2023 and 2022 amounted to $100 and $100, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2023	June 30, 2023
Accrued salaries, commissions and payroll taxes	$2,078	$4,413
Sales tax payable	222	193
Income taxes payable	196	48
Legal and other professional fees	11	11
Accounting fees	54	100
Self-funded health insurance reserve	86	101
Accrued interest and penalty	4	4
Other general and administrative expenses	809	574
Other Current Liabilities	$3,460	$5,444

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

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended Dec. 31, 2023
Net revenues from external customers	$1,861	$23,525	$25,386
Inter-segment net revenues	$254	$—	$254
(Loss) Income from operations	$(993)	$5,878	$4,885
Depreciation and amortization	$60	$1,160	$1,220
Capital expenditures	$4	$129	$133

For the three months ended Dec. 31, 2022
Net revenues from external customers	$2,035	$22,221	$24,256
Inter-segment net revenues	$245	$—	$245
(Loss) Income from operations	$(551)	$4,783	$4,232
Depreciation and amortization	$65	$1,035	$1,100
Capital expenditures	$50	$423	$473

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the six months ended Dec. 31, 2023
Net revenues from external customers	$3,917	$47,307	$51,224
Inter-segment net revenues	$508	$—	$508
(Loss) Income from operations	$(1,731)	$13,187	$11,456
Depreciation and amortization	$121	$2,294	$2,415
Capital expenditures	$20	$192	$212

For the six months ended Dec. 31, 2022
Net revenues from external customers	$3,913	$43,534	$47,447
Inter-segment net revenues	$490	$—	$490
(Loss) Income from operations	$(1,353)	$9,496	$8,143
Depreciation and amortization	$137	$2,081	$2,218
Capital expenditures	$74	$1,362	$1,436

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTION

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $577 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. The MRI scanner had zero basis,which resulted ina gain of $577. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2023 and December 31, 2022, the Company paid $58 and $27 for interest, respectively.

During the six months ended December 31, 2023 and December 31, 2022, the Company paid $150 and $647 for income taxes, respectively.

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

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the six months ended December 31, 2023 and 2022, the Company repurchased 116 and 30 shares at a cost of $1,885 and $478, respectively. The Company cancelled 123 shares and 16 shares at a cost of $2,005 and $402 for the six months ended December 31, 2023 and 2022, respectively.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2023 and June 30, 2023, the Company had approximately $86 and $101, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - Continued

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

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended December 31, 2023 and 2022, the Company recorded income tax expense of $3,036 in 2023 as compared to $2,871 in 2022. For the three months ended December 31, 2023 and 2022, the Company recorded income tax expense of $1,366 and $1,462 respectively. The six month and three month 2023 provision is comprised of a current income tax component of $751 and a deferred income tax component of $2,285 and a current income tax component of $323 and a deferred income tax component of $1,043 respectively. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

DECEMBER 31, 2023 and 2022

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)

The Company recorded a deferred tax asset of $7,758 and a deferred tax liability of $395 as of December 31, 2023, primarily relating to allowance for doubtful accounts and tax credits. The net operating losses begin to expire in 2028 for federal tax and state income tax purposes. The Company anticipates that their Federal operating loss will be utilized in the current fiscal year.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of December 31, 2023, no such changes in ownership have occurred.

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

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for separate state net operating losses that are not expected to be fully utilized. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2023 and through the date the condensed consolidated financial statements were issued.

During February 2024, the Company signed an amendment to a property lease for its principal office in Melville, New York. The agreement extends the term of the lease until November 2033.

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

For the six month period ended December 31, 2023, we reported a net income of $10.0 million on revenues of $51.2 million as compared to net income of $5.5 million on revenues of $47.4 million for the six month period ended December 31, 2022. Operating income increased from $8.1 million for the six month period ended December 31, 2022 to $11.5 million for the six month period ended December 31, 2023.

For the three month period ending December 31, 2023, we reported a net income of $4.6 million on revenues of $25.4 as compared to net income of $2.8 on revenues of $24.3 million for the three month period ended December 31, 2022.

The revenue increase, from $47.4 million for the first six months of fiscal 2023 to $51.2 million for the first six months of fiscal 2024, was primarily due to increases in patient fee revenue of $3.7 million, from $13.2 million for the first six months of fiscal 2023 to $16.9 million for the first six months of fiscal 2024. Revenues from product sales and service and repair fees remained constant at $3.9 million for the first six months of fiscal 2023 and for the first six months of fiscal 2024.

The revenue increase, from $24.3 million for the three month period ending December 31, 2022 to $25.4 million for the three month period ending December 31, 2023 was also primarily due to increases in patient fee revenue of $1.1 million, from $7.1 million for the three month period ending December 31, 2022 to $8.2 million for the three month period ending December 31, 2023.

While our revenues increased, our costs and expenses increased at a lower rate resulting in our operating income increasing to $11.5 million for the six months ended December 31, 2023 as compared to $8.1 million for the six months ended December 31, 2022. In terms of percentages, costs and expenses increased 1.2% to $39.8 million for the first six months of fiscal 2024 as compared to $39.3 million for the first six months of fiscal 2023, while revenues increased 8.0%, from $47.4 million for the first six months of fiscal 2023 to $51.2 million for the first six months of fiscal 2024.

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

The lingering effects of the COVID-19 pandemic continue to impact our business in fiscal 2024. Mask mandates are returning to public hospitals in New York City, and we must remain prepared to respond to changing guidance from regulatory authorities. This is by no means a problem confined to our Company, but the impact on our results of operations and financial condition is potentially volatile and severe.

FONAR CORPORATION AND SUBSIDIARIES

Although we are unable to predict if there will be additional consequences on our operations from the continuing global pandemic of COVID-19, the Company believes with its positive cash flows, low debt and cash on hand, it will be able to continue operations going forward.

During the first half of fiscal 2024, the aggregate number of scans performed by the sites we manage or own increased to 101,990 scans from 89,888 scans in the first half of fiscal 2023. This increase was due to the opening of a new stand-alone facility in Florida along with our return to a full operating schedule after addressing our technologist staffing shortfall.

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by Fonar, and diagnostic facilities management services, which is conducted through HMCA.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $219,000 for the first six months of fiscal 2024 from $200,000 for the first six months of fiscal 2023. Costs related to product sales increased from $383,000 for the six month period ended December 31, 2022 to $405,000 for the six month period ended December 31, 2023. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues remained constant at $3.7 million for the six month period ended December 31, 2023 and the six month period ended December 31, 2022.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service were $1.7 million in the first six months of fiscal 2024 and $1.5 million in the first six months of fiscal 2023. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

Foreign revenues remained constant at $263,000 for the first six months of fiscal 2024 and for the first six months of fiscal 2023. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment remained constant at $3.9 million for the first six months of fiscal 2024 and for the first six months of fiscal 2023. Operating losses for our medical equipment segment increased to an operating loss of $1.7 million, for the first six months of fiscal 2024 as compared to an operating loss of $1.4 million for the first six months of fiscal 2023.

Diagnostic Facilities Management Services

HMCA revenues increased in the first six months of fiscal 2024 by 8.7% to $47.3 million from $43.5 million for the first six months of fiscal 2023. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues increased slightly to 92.4% for the first six months of fiscal 2024, from 91.8% for the first six months of fiscal 2023.

The number of scans performed at our centers and at our clients’ centers has recovered to pre-COVID-19 levels and has increased from approximately 90,000 in the first six months of fiscal 2023 to approximately 102,000 in the first six months of fiscal 2024. The increase in scans was due to the additional of a new stand-alone facility which opened in Florida, as well as our investment in software to enhance the quality of MRI images and enable the reduction of MRI scan times.

We now manage or own a total of 42 MRI scanners. Twenty-five (25) MRI scanners are located in New York and seventeen (17) are located in Florida. HMCA experienced an operating income of $13.2 million for the first six months of fiscal 2024 compared to operating income of $9.5 million for the first six months of fiscal 2023.

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

HMCA’s cost of revenues for the first six months of fiscal 2024 increased to $26.4 million as compared to $23.8 million for the first six months of fiscal 2023.

FONAR CORPORATION AND SUBSIDIARIES

Consolidated

For the first six months of fiscal 2024, our consolidated net revenues increased by 8.0% to $51.2 million from $47.4 million for the first six months of fiscal 2023, and total costs and expenses increased by 1.2% to $39.8 million from the first six months of fiscal 2024 as compared to $39.3 million for the first six months of fiscal 2023 respectively. As a result, our operating income increased to $11.5 million in the first six months of fiscal 2024 as compared to $8.1 million in the first six months of fiscal 2023. A decrease in selling, general and other administrative costs in particular resulted in cost and expenses increase at a much lower percentage as compared to the increase in net revenues.

Selling, general and administrative expenses decreased to $10.5 million in the first six months of fiscal 2024 from $12.9 million in the first six months of fiscal 2023. This decrease in selling, general and administrative expenses was due mainly to less reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus.

Research and development expenses increased by 27.8% to $883,000 for the first six months of fiscal 2024 from $691,000 for the first six months of fiscal 2023.

Interest expense in the first six months of fiscal 2024 increased by 116.2% to $58,000 from $27,000 in the first six months of fiscal 2023.

Inventories increased to $2.8 million at December 31, 2023 as compared to $2.6 million at June 30, 2023.

Net management fee and medical receivables increased by 7.3% to $71.2 million at December 31, 2023 from $66.3 million at June 30, 2023 as a result of slower collections and increased scan volume. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first six months of fiscal 2024 reflect an increase in revenues from management, patient and other fees, as compared to the first six months of fiscal 2023 ($47.3 million for the first six months of fiscal 2024 as compared to $43.5 million for the first six months of fiscal 2023), coupled with a smaller increase in the total cost and expenses ($39.8 million for the first six months of fiscal 2024 as compared to $39.3 million for the first six months of fiscal 2023). Revenues were 7.6% from the MRI equipment segment and 92.4% from HMCA, for the first six months of fiscal 2024, as compared to 8.2% from the MRI equipment segment and 91.8% from HMCA for the first six months of fiscal 2023.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased from $51.3 million at June 30, 2023 to $53.2 million at December 31, 2023.

Cash provided by operating activities for the first six months of fiscal 2024 was $6.7 million. Cash provided by operating activities was attributable principally to net income of $10.0 million, depreciation and amortization of $2.4 million, amortization on right-to-use assets of $2.1 million, and deferred income tax of $2.3 million, offset by an increase in accounts, management fee receivables and medical receivables of $5.0 million, a decrease of operating lease liabilities of $2.3 million and a decrease in other current liabilities of $2.3 million.

Cash used in investing activities for the first six months of fiscal 2024 was $212,000. Cash used in investing activities during the first six months of fiscal 2024 consisted of patent costs of $20,000 and the purchase of property and equipment of $192,000.

Cash used in financing activities for the first six months of fiscal 2024 was $4.5 million. The principal uses of cash in financing activities during the first six months of fiscal 2024 were the repayment of principal on long-term debt and capital lease obligations of $21,000, the purchase of treasury stock of $1.9 million and distributions to non-controlling interests of $2.6 million.

Total liabilities decreased by 7.6% to $46.0 million at December 31, 2023 from $49.8 million at June 30, 2023. “Other” current liabilities decreased by 36.4% to $3.5 million at December 31, 2023 from $5.4 million at June 30, 2023. The current portion of our service contract liabilities increased by 0.7% to $3.9 million at December 31, 2023 as compared to $3.8 million at June 30, 2023. The current portion of operating lease liability increased from $3.9 million at June 30, 2023 to $4.7 million at December 31, 2023.

FONAR CORPORATION AND SUBSIDIARIES

As of December 31, 2023, the total of $3.5 million in “other” current liabilities included accrued salaries and payroll taxes of $2.1 million, sales taxes payable of $222,000 and other general and administrative expenses of $809,000.

Our working capital increased to $118.4 million at December 31, 2023 from $110.0 million at June 30, 2023. This resulted from an increase in current assets ($125.7 million at June 30, 2023 as compared to $132.5 million at December 31, 2023), and a decrease in current liabilities from $15.6 million at June 30, 2023 to $14.1 million at December 31, 2023.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry, and tax planning strategies in making this assessment. At the present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for separate state net operating losses that are not expected to be utilized. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance.

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

FONAR CORPORATION AND SUBSIDIARIES

The Company believes that its business plan has been responsible for its profitability in the past nine consecutive fiscal years and first half quarter of fiscal 2024, and that its capital resources will be adequate to support operations through at least February 14, 2025. The future effects on our business of healthcare legislation, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Although the Company cannot predict the full effect of COVID-19 for the first half or any later period, the Company believes that it has adequate revenues, cash reserves and other assets that will enable it to continue to operate until at least February 14, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

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

9. Current and future changes in Florida Insurance Law. On March 24, 2023, Florida Governor Ron DeSantis signed the Tort Reform Act. The bill makes sweeping changes to Florida’s negligence laws.

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

FONAR CORPORATION AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

In September 2022, our Board of Directors authorized a program to repurchase up to $9 million of our common stock. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time.

The following table summarizes the number of shares repurchased during the three months ended December 31, 2023:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
October 1, 2023 - October 31, 2023	33,243	$14.17	33,243	6,055
November 1, 2023 - November 30, 2023	30,726	$17.43	30,726	5,520
December 1, 2023 - December 31, 2023	8,328	$19.74	8,328	5,355

Total	72,297	$16.20	72,297

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits

b)	Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on November 14, 2023, Item 2.02: Results of Operations and Financial Condition for the quarter ended September 30, 2023.

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

Dated: February 14, 2024