Form 10-Q
period 2024-03-31
FONAR CORP
filed 2024-05-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended MARCH 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at May 9, 2024
Common Stock, par value $.0001	6,328,294
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2024	June 30, 2023 *
Current Assets:
Cash and cash equivalents	$53,982	$51,280
Short-term investments	134	33
Accounts receivable – net	3,309	3,861
Accounts receivable - related party	30	—
Medical receivable – net	23,583	21,259
Management and other fees receivable – net	40,954	35,888
Management and other fees receivable – related medical practices – net	9,590	9,162
Inventories	2,935	2,570
Prepaid expenses and other current assets	1,310	1,608
Total Current Assets	135,827	125,661

Accounts receivable – long term	576	710
Note receivable – related party	590	—
Deferred income tax asset	7,039	10,042
Property and equipment – net	19,253	22,146
Right-of-use Asset – operating lease	37,779	33,069
Right-of-use Asset – financing lease	580	729
Goodwill	4,269	4,269
Other intangible assets – net	3,179	3,432
Other assets	539	524
Total Assets	$209,631	$200,582

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2024	June 30, 2023 *
Current Liabilities:
Current portion of long-term debt	$46	$44
Accounts payable	1,676	1,579
Other current liabilities	4,897	5,444
Unearned revenue on service contracts	3,444	3,832
Unearned revenue on service contracts – related party	28	—
Operating lease liability - current portion	3,635	3,905
Financing lease liability - current portion	224	218
Customer deposits	553	602

Total Current Liabilities	14,503	15,624

Long-Term Liabilities:
Unearned revenue on service contracts	572	760
Deferred income tax liability	395	395
Due to related medical practices	93	93
Operating lease liability – net of current portion	36,466	32,105
Financing lease liability – net of current portion	452	620
Long-term debt, less current portion	80	115
Other liabilities	40	42

Total Long-Term Liabilities	38,098	34,130
Total Liabilities	52,601	49,754

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS’ EQUITY:	March 31, 2024	June 30, 2023*
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2024 and June 30, 2023, 313 issued and outstanding at March 31, 2024 and June 30, 2023	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2024 and June 30, 2023, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2024 and June 30, 2023, 6,332 and 6,462 issued at March 31, 2024 and June 30, 2023, respectively 6,328 and 6,451 outstanding at March 31, 2024 and June 30, 2023 respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at March 31, 2024 and June 30, 2023; .146 issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2024 and June 30, 2023, 383 issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Paid-in capital in excess of par value	180,607	182,613
Accumulated deficit	(14,454)	(24,191)
Treasury stock, at cost - 4 shares of common stock at March 31, 2024 and 11 shares of common stock at June 30, 2023	(395)	(516)
Total Fonar Corporation’s Stockholders’ Equity	165,759	157,907
Noncontrolling interests	(8,729)	(7,079)
Total Stockholders’ Equity	157,030	150,828
Total Liabilities and Stockholders’ Equity	$209,631	$200,582

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2024	2023
Patient fee revenue – net of contractual allowances and discounts	$8,614	$8,188
Product sales – net	110	25
Service and repair fees – net	1,818	1,831
Service and repair fees – related parties – net	39	28
Management and other fees – net	12,149	12,375
Management and other fees - related medical practices – net	2,988	2,975
Total Revenues – Net	25,718	25,422
COSTS AND EXPENSES
Costs related to patient fee revenue	4,437	4,056
Costs related to product sales	153	196
Costs related to service and repair fees	900	801
Costs related to service and repair fees - related parties	82	12
Costs related to management and other fees	6,864	7,157
Costs related to management and other fees – related medical practices	1,529	1,455
Research and development	414	435
Selling, general and administrative	7,593	7,143
Total Costs and Expenses	21,972	21,255
Income From Operations	3,746	4,167
Other Income (Expense)	45	(6)
Interest Expense	(9)	(15)
Investment Income – related party	13	—
Investment Income	536	356
Income Before Provision for Income Taxes and Non controlling Interests	4,331	4,502
Provision for Income Taxes	(1,848)	(17)
Net Income	2,483	4,485
Net Income – Non controlling Interests	(611)	(625)
Net Income – Attributable to FONAR	$1,872	$3,860
Net Income Available to Common Stockholders	$1,755	$3,627
Net Income Available to Class A Non-Voting Preferred Stockholders	$87	$174
Net Income Available to Class C Common Stockholders	$30	$59
Basic Net Income Per Common Share Available to Common Stockholders	$0.28	$0.56
Diluted Net Income Per Common Share Available to Common Stockholders	$0.27	$0.55
Basic and Diluted Income Per Share – Class C Common	$0.08	$0.16
Weighted Average Basic Shares Outstanding – Common Stockholders	6,335	6,481
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,463	6,609
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2024	2023
Patient fee revenue – net of contractual allowances and discounts	$25,511	$21,393
Product sales – net	329	225
Service and repair fees – net	5,460	5,489
Service and repair fees - related parties – net	94	83
Management and other fees – net	36,585	36,717
Management and other fees - related medical practices – net	8,962	8,962
Total Revenues – Net	76,941	72,869
COSTS AND EXPENSES
Costs related to patient fee revenue	13,466	11,879
Costs related to product sales	558	580
Costs related to service and repair fees	2,533	2,241
Costs related to service and repair fees - related parties	106	34
Costs related to management and other fees	21,095	20,281
Costs related to management and other fees – related medical practices	4,638	4,345
Research and development	1,297	1,126
Selling, general and administrative	18,046	20,074
Total Costs and Expenses	61,739	60,560
Income From Operations	15,202	12,309
Other Income (Expense)	46	(203)
Other Income – related party	577	—
Interest Expense	(67)	(41)
Investment Income – related party	13	—
Investment Income	1,576	770
Income Before Provision for Income Taxes and Non controlling Interests	17,347	12,835
Provision for Income Taxes	(4,884)	(2,889)
Net Income	12,463	9,946
Net Income – Non controlling Interests	(2,726)	(1,807)
Net Income – Attributable to FONAR	$9,737	$8,139
Net Income Available to Common Stockholders	$9,130	$7,647
Net Income Available to Class A Non-Voting Preferred Stockholders	$452	$367
Net Income Available to Class C Common Stockholders	$155	$125
Basic Net Income Per Common Share Available to Common Stockholders	$1.42	$1.18
Diluted Net Income Per Common Share Available to Common Stockholders	$1.40	$1.16
Basic and Diluted Income Per Share – Class C Common	$0.40	$0.33
Weighted Average Basic Shares Outstanding – Common Stockholders	6,410	6,487
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,538	6,615
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended March 31, 2024

	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – December 31, 2023	$1	6,328,294	$180,607	$(16,326)	$(395)	4,383	$(7,590)	$156,297
Net income	—	—	—	1,872	—	—	—	1,872
Purchase of Treasury stock	—	—	—	—	—	—	—	—
Cancellation of shares	—	—	—	—	—	—	—	—
Distributions - Non controlling interests	—	—	—	—	—	—	(1,750)	(1,750)
Income - Non controlling interests	—	—	—	—	—	—	611	611
Balance – March 31, 2024	$1	6,328,294	$180,607	$(14,454)	$(395)	4,383	$(8,729)	$157,030

For the Three Months Ended March 31, 2023
	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – December 31, 2022	$1	6,538,148	$184,130	$(29,288)	$(751)	25,202	$(6,022)	$148,070
Net income	—	—	—	3,860	—	—	—	3,860
Purchase of Treasury stock	—	—	—	—	(771)	43,486	—	(771)
Cancellation of shares	—	—	—	—	—	—	—	—
Distributions - Non controlling interests	—	—	—	—	—	—	(1,167)	(1,167)
Income - Non controlling interests	—	—	—	—	—	—	625	625
Balance – March 31, 2023	$1	6,538,148	$184,130	$(25,428)	$(1,522)	68,688	$(6,564)	$150,617

See accompanying notes to condensed consolidated financial statement

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Nine Months Ended March 31, 2024

	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance - June 30, 2023	$1	6,450,882	$182,613	$(24,191)	$(516)	11,463	$(7,079)	$150,828
Net income	—	—	—	9,737	—	—	—	9,737
Purchase of Treasury stock	—	—	—	—	(1,885)	115,508	—	(1,885)
Cancellation of shares	—	(122,588)	(2,006)	—	2,006	(122,588)	—	—
Distributions - Non controlling interests	—	—	—	—	—	—	(4,376)	(4,376)
Income - Non controlling interests	—	—	—	—	—	—	2,726	2,726
Balance - March 31, 2024	$1	6,328,294	$180,607	$(14,454)	(395)	4,383	(8,729)	$157,030

For the Nine Months Ended March 31, 2023

	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance - June 30, 2022	$1	6,554,210	$184,531	$(33,567)	$(675)	11,643	$(4,054)	$146,236
Net income	—	—	—	8,139	—	—	—	8,139
Purchase of Treasury stock	—	—	—	—	(1,249)	73,107	—	(1,249)
Cancellation of shares	—	(16,062)	(401)	—	402	(16,062)	—	1
Distributions - Non controlling interests	—	—	—	—	—	—	(4,317)	(4,317)
Income - Non controlling interests	—	—	—	—	—	—	1,807	1,807
Balance - March 31, 2023	$1	6,538,148	$184,130	$(25,428)	$(1,522)	68,688	$(6,564)	$150,617

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$12,463	$9,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,546	3,357
Amortization on right-of-use assets	3,284	3,306
Provision for bad debts	1,674	4,441
Deferred income tax – net	3,003	1,931
Gain on sale of equipment – related party	(577)	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(8,835)	(5,604)
Notes receivable	55	11
Inventories	(365)	(301)
Prepaid expenses and other current assets	243	(73)
Other assets	(28)	—
Increase (decrease) in operating liabilities, net:
Accounts payable	97	168
Other current liabilities	(1,095)	(4,409)
Operating lease liabilities	(3,756)	(2,865)
Financing lease liabilities	(163)	(175)
Customer deposits	(49)	465
Other liabilities	(1)	(49)
Net cash provided by operating activities	9,496	10,149
Cash Flows from Investing Activities:
Purchases of property and equipment	(375)	(3,553)

Purchase of short term investment	(102)	—
Cost of patents	(24)	(87)
Net cash used in investing activities	(501)	(3,640)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(32)	(26)
Purchase of treasury stock	(1,885)	(1,249)
Distributions to non controlling interests	(4,376)	(4,317)
Net cash used in financing activities	(6,293)	(5,592)
Net Increase in Cash and Cash Equivalents	2,702	917
Cash and Cash Equivalents - Beginning of Period	51,280	48,723
Cash and Cash Equivalents - End of Period	$53,982	$49,640

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on September 28, 2023 for the fiscal year ended June 30, 2023.

The global pandemic of COVID-19 has caused turbulence and uncertainty in the United States and international markets and economies which had adversely affected our workforce, liquidity, financial conditions, revenues, profitability and business operations. The Company was able to enact certain decisions to allow the Company to navigate the global pandemic and from further losses, additional decreases in scan volume and avoid any significant disruption of the business. The impact of the COVID-19 pandemic appears to be stabilizing and revised guidance from the Center for Disease Control and other regulatory agencies recommend an approach to COVID-19 that is more consistent with other respiratory illnesses. We are unable to predict if there will be additional consequences on our operations from COIVD-19. We will still continue to monitor the recommendations of the various federal, state, and local regulators and abide by their requirements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC Topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three and nine months ended March 31, 2024 and 2023.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2024 and 2023, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$1,872	$1,755	$30	$3,860	$3,627	$59
Denominator:
Weighted average shares outstanding	6,335	6,335	383	6,481	6,481	383
Basic income per common share	$0.30	$0.28	$0.08	$0.60	$0.56	$0.16
Diluted
Denominator: Weighted average shares outstanding		6,335	383		6,481	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,463	383		6,609	383
Diluted income per common share		$0.27	$0.08		$0.55	$0.16

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Nine months ended March 31, 2024			Nine months ended March 31, 2023
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$9,737	$9,130	$155	$8,139	$7,647	$125
Denominator:
Weighted average shares outstanding	6,410	6,410	383	6,487	6,487	383
Basic income per common share	$1.52	$1.42	$0.40	$1.25	$1.18	$0.33
Diluted
Denominator: Weighted average shares outstanding		6,410	383		6,487	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,538	383		6,615	383
Diluted income per common share		$1.40	$0.40		$1.16	$0.33

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

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extended certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit, more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The effective date for public entities is for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. We expect to adopt the new disclosures as required and are currently evaluating the impact on the related disclosures.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards (Continued)

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss impairment methodology of previous GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on July 1, 2023 using the modified retrospective approach and it did not have a material impact of the Company’s financial statements, resulting in no adjustment to prior year earnings.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2024 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2024 or 2023, and it does not believe that any of those standards will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2024, and June 30, 2023:

	March 31, 2024
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$3,484	$175	$3,309
Accounts receivable - related party	$30	—	$30
Medical receivable	$23,583	$—	$23,583
Management and other fees receivable	$53,358	$12,404	$40,954
Management and other fees receivable from related medical practices (“PC’s”)	$15,458	$5,868	$9,590

	June 30, 2023
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$4,060	$199	$3,861
Medical receivable	$21,259	$—	$21,259
Management and other fees receivable	$48,497	$12,609	$35,888
Management and other fees receivable from related medical practices (“PC’s”)	$13,152	$3,990	$9,162

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

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

Long term accounts receivable balances at March 31, 2024 and June 30, 2023 amounted to approximately $576 and $710, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following two years as of March 31, 2024 is as follows:

2026	$406
2027	166
Total	$572

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third-party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66.8% and 67.6% of the PCs’ net revenues for the three months ended March 31, 2024 and 2023, respectively, were derived from no-fault and personal injury protection claims. Approximately 66.8% and 67.9% of the PCs’ net revenue for the nine months ended March 31, 2024 and 2023, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for credit losses. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management’s expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.6% and 11.7% of the consolidated net revenues for the three months ended March 31, 2024 and 2023, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.6% and 12.3% of the consolidated net revenues for the nine months ended March 31, 2024 and 2023, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and nine months ended March 31, 2024 and 2023 are summarized in the following table.

	For the Three Months Ended March 31,
	2024	2023
Commercial Insurance/ Managed Care	$1,258	$1,037
Medicare/Medicaid	314	303
Workers’ Compensation/Personal Injury	5,073	5,186
Other	1,969	1,662
Patient Fee Revenue, net of contractual allowances and discounts	$8,614	$8,188

	For the Nine Months Ended March 31,
	2024	2023
Commercial Insurance/ Managed Care	$3,674	$2,905
Medicare/Medicaid	869	788
Workers’ Compensation/Personal Injury	15,117	13,683
Other	5,851	4,017
Patient Fee Revenue, net of contractual allowances and discounts	$25,511	$21,393

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES

The Company accounts for lease under ASU 2016-02, “Leases” (Topic 842). This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. We have also elected the transition package of the practical expedients permitted within the standard which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and indirect costs.

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

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of March 31, 2024 is as follows:

Twelve Months Ending March 31,	Operating Lease Payments	Financing Lease Payments
2025	$5,926	$244
2026	5,561	244
2027	4,935	225
2028	4,908	—
2029	4,608	—
Thereafter	28,600	—
Present value discount	(14,437)	(37)
Total lease liability	$40,101	$676

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2024	June 30, 2023
Purchased parts, components and supplies	$2,699	$2,346
Work-in-process	236	224
Total Inventories	$2,935	$2,570

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2024	June 30, 2023
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,476	5,452
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,531	20,507
Less: Accumulated amortization	17,352	17,075
Other Intangible Assets	$3,179	$3,432

Amortization of patents and copyrights for the three months ended March 31, 2024 and 2023 amounted to $41 and $46, respectively.

Amortization of customer relationships for the three months ended March 31, 2024 and 2023 amounted to $50 and $50, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2024 and 2023 amounted to $127 and $147, respectively.

Amortization of customer relationships for the nine months ended March 31, 2024 and 2023 amounted to $150 and $150, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2024	June 30, 2023
Accrued salaries, commissions and payroll taxes	$2,190	$4,413
Sales tax payable	207	193
Income taxes payable	1,092	48
Legal and other professional fees	11	11
Accounting fees	74	100
Self-funded health insurance reserve	70	101
Accrued interest and penalty	4	4
Other general and administrative expenses	1,249	574
Other Current Liabilities	$4,897	$5,444

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2024
Net revenues from external customers	$1,967	$23,751	$25,718
Inter-segment net revenues	$277	$—	$277
(Loss) Income from operations	$(1,184)	$4,930	$3,746
Depreciation and amortization	$59	$1,072	$1,131
Capital expenditures	$4	$183	$187

For the three months ended March 31, 2023
Net revenues from external customers	$1,884	$23,538	$25,422
Inter-segment net revenues	$245	$—	$245
(Loss) Income from operations	$(1,141)	$5,308	$4,167
Depreciation and amortization	$64	$1,075	$1,139
Capital expenditures	$13	$2,191	$2,204

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the nine months ended March 31, 2024
Net revenues from external customers	$5,883	$71,058	$76,941
Inter-segment net revenues	$785	$—	$785
(Loss) Income from operations	$(2,915)	$18,117	$15,202
Depreciation and amortization	$180	$3,366	$3,546
Capital expenditures	$24	$375	$399

For the nine months ended March 31, 2023
Net revenues from external customers	$5,797	$67,072	$72,869
Inter-segment net revenues	$735	$—	$735
(Loss) Income from operations	$(2,495)	$14,804	$12,309
Depreciation and amortization	$201	$3,156	$3,357
Capital expenditures	$87	$3,553	$3,640

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTION

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $577 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. The MRI scanner had zero basis, which resulted in a gain of $577 being recorded. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2024 and March 31, 2023, the Company paid $67 and $42 for interest, respectively.

During the nine months ended March 31, 2024 and March 31, 2023, the Company paid $383 and $1,140 for income taxes, respectively.

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

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the nine months ended March 31, 2024 and 2023, the Company repurchased 116 and 73 shares at a cost of $1,885 and $1,249, respectively. The Company cancelled 123 shares and 16 shares at a cost of $2,005 and $402 for the nine months ended March 31, 2024 and 2023, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters – (Continued)

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2024 and June 30, 2023, the Company had approximately $70 and $101, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the nine months ended March 31, 2024 and 2023, the Company recorded income tax expense of $4,884 and $2,889, respectively. The nine month 2024 provision is comprised of a current income tax component of $1,881 and a deferred income tax component of $3,003. For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $1,848 and $17, respectively. The three month 2024 provision is comprised of a current income tax component of $1,129 and a deferred income tax component of $719. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

MARCH 31, 2024 and 2023

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

The Company recorded a deferred tax asset of $7,039 and a deferred tax liability of $395 as of March 31, 2024, primarily relating to allowance for doubtful accounts and tax credits. The net operating losses begin to expire in 2028 for federal tax and state income tax purposes. The Company anticipates that their Federal operating loss will be utilized in the current fiscal year.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of March 31, 2024, no such changes in ownership have occurred.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT is effective for tax years beginning after December 31, 2022. Currently, the Company is expecting the IRA not to have a material impact to the Company’s financial statements.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2024 and through the date the condensed consolidated financial statements were issued.

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

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

For the nine month period ended March 31, 2024, we reported a net income of $12.5 million on revenues of $76.9 million as compared to net income of $9.9 million on revenues of $72.9 million for the nine month period ended March 31, 2023. Operating income increased from $12.3 million for the nine month period ended March 31, 2023 to $15.2 million for the nine month period ended March 31, 2024.

For the three month period ended March 31, 2024, we reported a net income of $2.5 million on revenues of $25.7 as compared to net income of $4.5 on revenues of $25.4 million for the three month period ended March 31, 2023.

The revenue increase, from $72.9 million for the first nine months of fiscal 2023 to $76.9 million for the first nine months of fiscal 2024, was primarily due to increases in patient fee revenue of $4.1 million, from $21.4 million for the first nine months of fiscal 2023 to $25.5 million for the first nine months of fiscal 2024. Revenues from product sales and service and repair fees increased from $5.8 million for the first nine months of fiscal 2023 as compared to $5.9 million for the first nine months of fiscal 2024.

The revenue increase, from $25.4 million for the three month period ended March 31, 2023 to $25.7 million for the three month period ended March 31, 2024 was also primarily due to increases in patient fee revenue of $426,000, from $8.2 million for the three month period ending March 31, 2023 to $8.6 million for the three month period ending March 31, 2024.

FONAR CORPORATION AND SUBSIDIARIES

During the nine months ended March 31, 2024, the aggregate number of scans performed by the sites we manage or own increased to 154,790 scans from 139,339 scans in the nine months ended March 31, 2023. This increase was due to the opening of a new stand-alone facility in Florida, our return to a full operating schedule, and the addition of AIRS SwiftMR™ software to our scanners.

While our revenues increased, our costs and expenses increased at a lower rate resulting in our operating income increasing to $15.2 million for the nine months ended March 31, 2024 as compared to $12.3 million for the nine months ended March 31, 2023. In terms of percentages, costs and expenses increased 1.9% to $61.7 million for the first nine months of fiscal 2024 as compared to $60.6 million for the first nine months of fiscal 2023, while revenues increased 5.6%, from $72.9 million for the first nine months of fiscal 2023 to $76.9 million for the first nine months of fiscal 2024.

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

The impact of the COVID-19 pandemic appears to be stabilizing in the second half of fiscal 2024. Revised guidance from the Center for Disease Control and other regulatory agencies recommend an approach to COVID-19 that is more consistent with other respiratory illnesses. We are unable to predict if there will be additional consequences on our operations from COVID-19. We will continue to monitor the recommendations of the various federal, state, and local regulators and abide by their requirements.

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by Fonar, and diagnostic facilities management services, which is conducted through HMCA.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $329,000 for the first nine months of fiscal 2024 from $225,000 for the first nine months of fiscal 2023. Costs related to product sales decreased from $580,000 for the nine month period ended March 31, 2023 to $558,000 for the nine month period ended March 31, 2024. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues remained constant at $5.6 million for the nine month period ended March 31, 2024 and for the nine month period ended March 31, 2023.

Costs relating to providing service were $2.6 million in the first nine months of fiscal 2024 as compared to $2.3 million in the first nine months of fiscal 2023. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

FONAR CORPORATION AND SUBSIDIARIES

There were approximately $387,000 in foreign revenues for the first nine months of fiscal 2024 as compared to $375,000 for the first nine months of fiscal 2023. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment increased to $5.9 million for the first nine months of fiscal 2024 from $5.8 million for the first nine months of fiscal 2023. Operating losses for our medical equipment segment increased to an operating loss of $2.9 million, for the first nine months of fiscal 2024 as compared to an operating loss of $2.5 million for the first nine months of fiscal 2023.

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2024 by 5.9% to $71.1 million from $67.1 million for the first nine months of fiscal 2023. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues increased slightly to 92.4% for the first nine months of fiscal 2024, from 92.0% for the first nine months of fiscal 2023.

The number of scans performed at our centers and at our clients’ centers has recovered to pre-COVID-19 levels and has increased from approximately 139,000 in the first nine months of fiscal 2023 to approximately 155,000 in the first nine months of fiscal 2024. The increase in scans was due to the additional of a new stand-alone facility which opened in Florida, as well as our investment in software to enhance the quality of MRI images and enable the reduction of MRI scan times.

We now manage or own a total of 42 MRI scanners. Twenty-five (25) MRI scanners are located in New York and seventeen (17) are located in Florida. HMCA experienced an operating income of $18.1 million for the first nine months of fiscal 2024 compared to operating income of $14.8 million for the first nine months of fiscal 2023.

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

HMCA’s cost of revenues for the first nine months of fiscal 2024 increased to $39.2 million as compared to $36.5 million for the first nine months of fiscal 2023.

FONAR CORPORATION AND SUBSIDIARIES

Consolidated

For the first nine months of fiscal 2024, our consolidated net revenues increased by 5.6% to $76.9 million from $72.9 million for the first nine months of fiscal 2023, and total costs and expenses increased by 1.9% to $61.7 million from the first nine months of fiscal 2024 as compared to $60.6 million for the first nine months of fiscal 2023 respectively. As a result, our operating income increased to $15.2 million in the first nine months of fiscal 2024 as compared to $12.3 million in the first nine months of fiscal 2023. A decrease in selling, general and other administrative costs in particular resulted in cost and expenses increase at a much lower percentage as compared to the increase in net revenues.

Selling, general and administrative expenses decreased to $18.0 million in the first nine months of fiscal 2024 from $20.1 million in the first nine months of fiscal 2023. This decrease in selling, general and administrative expenses was due mainly to less reserves taken on management fees. Some of these reserves had been taken in the ordinary course of business and some in connection with the impact of the COVID-19 virus.

Research and development expenses increased by 15.2% to $1.3 million for the first nine months of fiscal 2024 from $1.1 million for the first nine months of fiscal 2023.

Interest expense in the first nine months of fiscal 2024 increased by 63.4% to $67,000 from $41,000 in the first nine months of fiscal 2023.

Inventories increased to $2.9 million at March 31, 2024 as compared to $2.6 million at June 30, 2023.

Net management fee and medical receivables increased by 11.8% to $74.1 million at March 31, 2024 from $66.3 million at June 30, 2023 as a result of slower collections and increased scan volume. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first nine months of fiscal 2024 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2023 ($71.1 million for the first nine months of fiscal 2024 as compared to $67.1 million for the first nine months of fiscal 2023), coupled with a smaller increase in the total cost and expenses ($61.7 million for the first nine months of fiscal 2024 as compared to $60.6 million for the first nine months of fiscal 2023). Revenues were 7.6% from the MRI equipment segment and 92.4% from HMCA, for the first nine months of fiscal 2024, as compared to 8.0% from the MRI equipment segment and 92.0% from HMCA for the first nine months of fiscal 2023.

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

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments increased from $51.3 million at June 30, 2023 to $54.0 million at March 31, 2024.

Cash provided by operating activities for the first nine months of fiscal 2024 was $9.5 million. Cash provided by operating activities was attributable principally to net income of $12.5 million, depreciation and amortization of $3.5 million, amortization on right-to-use assets of $3.3 million, and deferred income tax of $3.0 million, offset by an increase in accounts, management fee receivables and medical receivables of $8.8 million, a decrease of operating lease liabilities of $3.8 million and a decrease in other current liabilities of $1.1 million.

Cash used in investing activities for the first nine months of fiscal 2024 was $501,000. Cash used in investing activities during the first nine months of fiscal 2024 consisted of patent costs of $24,000, purchase of short-term investments of $102,000 and the purchase of property and equipment of $375,000.

Cash used in financing activities for the first nine months of fiscal 2024 was $6.3 million. The principal uses of cash in financing activities during the first nine months of fiscal 2024 were the repayment of principal on long-term debt and capital lease obligations of $32,000, the purchase of treasury stock of $1.9 million and distributions to non-controlling interests of $4.4 million.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities increased by 5.7% to $52.6 million at March 31, 2024 from $49.8 million at June 30, 2023. “Other” current liabilities decreased by 10.0% to $4.9 million at March 31, 2024 from $5.4 million at June 30, 2023. The current portion of our service contract liabilities decreased by 9.4% to $3.5 million at March 31, 2024 as compared to $3.8 million at June 30, 2023. The long term portion of operating lease liability increased from $32.1 million at June 30, 2023 to $36.5 million at March 31, 2024.

As of March 31, 2024, the total of $4.9 million in “other” current liabilities included accrued salaries and payroll taxes of $2.2 million, sales taxes payable of $207,000 and other general and administrative expenses of $1.2 million.

Our working capital increased to $121.3 million at March 31, 2024 from $110.0 million at June 30, 2023. This resulted from an increase in current assets ($125.7 million at June 30, 2023 as compared to $135.8 million at March 31, 2024), and a decrease in current liabilities from $15.6 million at June 30, 2023 to $14.5 million at March 31, 2024.

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

FONAR CORPORATION AND SUBSIDIARIES

Fonar entered into an agreement with AIRS Medical to install its SwiftMR™ product on all Fonar Upright® scanners operating at the facilities HMCA owns or manages. Fonar will also make the AIRS SwiftMR™ product available to the installed base of Fonar scanners operating in the United States. Management believes this product improves the quality of the images produced by Fonar equipment, and provides operational efficiencies that result in additional scan volume in the scanners operated by HMCA facilities.

Management is seeking to promote wider market recognition of Fonar’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, the uncertainty resulting from the Patient Protection and Affordable Care Act or its repeal or modification, and the high level of competition in the marketplace, the sale of medical equipment has and may continue to suffer.

The Company believes that its business plan has been responsible for its profitability in the past nine consecutive fiscal years and first nine months of fiscal 2024, and that its capital resources will be adequate to support operations through at least May 15, 2025. The future effects on our business of healthcare legislation, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ’‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

FONAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2023 and Form 10-Q for the fiscal quarter ended December 31, 2023.

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

2. Inflation and Increasing Interest Rates. Inflation has drastically increased our costs for both materials and labor. The Federal Reserve has increased interest rates in an attempt to control inflation, which in turn has increased the cost of capital. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued costs increases, coupled with reduced reimbursement rates may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

3. Cybersecurity threats. The healthcare industry has increasingly become a target for threat actors. Our organization relies on information technology systems and computer networks to operate. Our partners, vendors, and business associates are equally reliant on their own computer systems to provide the services that we depend on to perform core functions such as scheduling and billing. Data incidents in the form of breaches, ransomware attacks, denial-of-service attacks, and a variety of other hazards could materially disrupt our operations, or the operations of our partners. In addition, the costs to respond to such incidents related to rebuilding internal systems, restoring data, responding to regulatory investigations and/or litigation could be significant. Our cybersecurity liability insurance may be inadequate to cover these losses. The cost of maintaining and improving our security technologies to protect ourselves from these threats is increasing. Risks outside of our control, such as cybersecurity attacks to our partners, vendors and business associates could threaten our ability to operate in the short term and reduce operating margins.

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

8. Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, or protect our proprietary rights to our systems, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

FONAR CORPORATION AND SUBSIDIARIES

9. Current and future changes in Florida Insurance Law. On March 24, 2023, Florida Governor Ron DeSantis signed the Tort Reform Act. The bill makes sweeping changes to Florida’s negligence laws. These changes will negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, and lower reimbursement rates. The full extent of those reductions are unclear at this time. Florida legislators continue to propose significant changes to the current structure of Florida’s auto insurance industry, which may impact our future operations in Florida.

10. Demand for MRI Scanners. The reduced reimbursement rates have a negative effect on our sales of MRI scanners. With lower revenue projections, prospective customers would demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

11. Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although Fonar is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a Fonar scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

12. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including recessions or economic slowdowns, disruptions of credit markets and military conflicts. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

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

The following table summarizes the number of shares repurchased during the three months ended December 31, 2023:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
January 1, 2024 - January 31, 2024	0	$—	0	5,355
November 1, 2023 - November 30, 2023	0	$—	0	5,355
December 1, 2023 - December 31, 2023	0	$—	0	5,355
Total	0	$—	0

FONAR CORPORATION AND SUBSIDIARIES

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information

Rule 10b5-1 Trading Plan.

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on February 15, 2024, Item 2.02: Results of Operations and Financial Condition for the quarter ended December 31, 2023.

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

Dated: May 15, 2024