Form 10-K
period 2024-06-30
FONAR CORP
filed 2024-09-27
CIK 355019

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If securities are registers pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒ .

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 29, 2023 based on the closing price of $19.56 per share on such date as reported on the NASDAQ System, was approximately $121.0 million. The other outstanding classes do not have a readily determinable market value.

As of September 18, 2024, 6,328,294 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through FONAR. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Corporation of America (“HMCA”). HMCA provides management services, administrative services, billing and collection services, credentialing services, contract negotiations, compliance consulting, purchasing, IT services, hiring, conducting interviews and managing personnel, storage of medical records, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers engaged in diagnostic imaging. In addition to acting as a management company, HMCA owns and operates six diagnostic imaging facilities in Florida, where the corporate practice of medicine is permitted.

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

 FONAR CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS.

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of Management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. These assumptions involve judgments with respect to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. These statements are not guarantees of future performance and undue reliance should not be placed on them.

MEDICAL EQUIPMENT SEGMENT

PRODUCTS

The Upright® MRI scanner is our primary product.

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

SERVICE AND UPGRADES FOR MRI SCANNERS

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $7.6 million in fiscal 2024 and $7.5 million in fiscal 2023.

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

We have engaged with a third-party software vendor, AIRS Medical USA, Inc., to distribute their SwiftMRTM to our installed base of customers. We believe that the SwiftMRTM product significantly improves the image quality and efficiency of both the Upright® MRI and the outside manufacturer equipment that is operated by our installed base. Revenues from the sale of SwiftMRTM are included in the service and maintenance revenues described above.

We have also formed a new subsidiary, Opus Diagnostic Management, LLC, which is focused on providing service for MRI scanners sold by other manufacturers. We hope to control the cost of maintaining and repairing the outside manufacturer equipment operated by HMCA, and eventually expand into providing maintenance and repair services to third party operators of outside manufacturer equipment. Revenues from Opus are included in the service and maintenance revenues described above.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2024, we incurred expenditures of $1,735,949, none of which were capitalized, on research and development, as compared to $1,567,749, none of which were capitalized, during the fiscal year ended June 30, 2023.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Our seminal patent, issued in the name of Dr. Damadian and licensed to FONAR, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue, also referred to in this report as the “1974 Patent”. The 1974 Patent was the first MRI patent issued by the United States Patent Office. The development of our MRI scanners has been based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992. A number of FONAR’s existing patents specifically relate to protecting FONAR’s position in the Upright MRI market. The patents further enhance Dr. Damadian’s pioneer patent that initiated the MRI industry and provided the original invention of MRI scanning.

We maintain a robust patent portfolio that provides us, under the aegis of United States patent law, “the exclusive right to make, use and sell” many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2024, a total of 241 patents have been issued to FONAR. In fiscal year 2024, we obtained two new patents. One such patent deals with a method of detecting coronary and/or pulmonary deficiencies using Upright® MRI technology. Another describes a method for quantification of Cerebro-Spinal Fluid flor anywhere in the cerebro-spinal anatomy. Perhaps most significantly, shortly after the close of fiscal 2024 we obtained approval for a patent related to the development of our next generation patient positioning system. We have several other matters pending before the patent office as of this filing.

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

In recent years, other companies have introduced MRI scanners aimed at the upright, weight-bearing MRI market. Their success in the US has so far been limited. We believe that the higher field strength and larger dimensions of the FONAR Upright® MRI magnet, together with the greater variety of patient positioning possibilities afforded by the FONAR Upright® MRI bed, give us a competitive advantage over the products introduced by these companies.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

any information that was evaluated during preparation of annual certification reports; and

systems that ensure access to information that facilitates timely follow up and inspection by the FDA.

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

FONAR CORPORATION AND SUBSIDIARIES

Is a situation in which use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote.

Class III

Is a situation in which use of, or exposure to, a violative product is not likely to cause adverse health consequences.

FONAR has initiated six voluntary recalls which occurred between 1987 and 2016. Five of the recalls were Class II and one was Class III. The recalls involved making minor corrections to the product in the field. Frequently, corrections which are made at the site of the device are called field corrections as opposed to recalls.

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

FONAR CORPORATION AND SUBSIDIARIES

The combined business (HDM and Health Management Corporation of America) will be referred to as “HMCA” for all periods before and after July 1, 2015, unless otherwise indicated.

HMCA provides comprehensive non-medical management services to diagnostic imaging facilities. These services include administrative services, billing and collection services, credentialing services, contract negotiations, compliance consulting, purchasing IT services, hiring, conducting interviews, training, supervision and management of non-medical personnel, storage of medical records, office space, equipment, repair maintenance services, accounting, assistance with legal and regulatory matters, and the development and implementation of practice growth and marketing strategies.

As of June 30, 2024, HMCA managed a total of 42 MRI scanners of which twenty-five (25) scanners are located in New York and seventeen (17) scanners are located in Florida. For the 2024 fiscal year, the revenues HMCA recognized from the MRI facilities has increased to $94.6 million from $90.4 million in fiscal 2023. Six of the facilities in Florida are owned by HMCA subsidiaries, where the corporate practice of medicine is permitted.

We believe the utilization of FONAR Upright® MRI scanning systems, which are produced under the protection of our patents, accounts for the historically robust patient volume at the scanning facilities. During fiscal 2024, a new stand-alone facility was opened in the Bronx, New York. During fiscal 2023, two scanners were installed in Casselberry, Florida. During fiscal year 2025, we intend to install two additional high field magnets in Naples, Florida and Lynbrook, New York, to supplement the existing FONAR Upright® MRI scanning systems at those facilities.

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

5. Cost Saving Programs. Based on available volume discounts, HMCA seeks to assist in obtaining favorable pricing for office and medical supplies, equipment, contrast agents, and other inventory for its clients.

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

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2024, the aggregate amount of active management fees was $4,960,733 per month. In fiscal 2023, the aggregate amount of active management fees was $4,860,732 per month.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

FONAR CORPORATION AND SUBSIDIARIES

Timothy Damadian currently owns three HMCA-managed MRI facilities in Florida. The facilities were owned by Dr. Damadian until his passing in August of 2022. The fees for these three sites are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2024 and fiscal 2023, the aggregate monthly amount of management fees payable to HMCA by these sites was $995,825.

The six Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of contractual allowances and discounts were $33,815,796 in fiscal 2024 as compared to $29,793,993 in fiscal 2023.

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

We have experienced reimbursement reductions for radiology services provided to Medicare beneficiaries. In calendar year 2024, changes to the MPFS included a reduction in the conversion factor. For our fiscal year ended June 30, 2024, Medicare revenues represented approximately 2.7% of the revenues for HMCA’s clients and subsidiaries as compared to 2.9% for the fiscal year ended June 30, 2023.

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2024, approximately 0.06% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.05% in fiscal 2023.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

In fiscal 2024, approximately 2.7% of the revenues of HMCA’s clients were attributable to Medicare and 0.06% were attributable to Medicaid. In fiscal 2023, approximately 2.9% of the revenues of HMCA’s clients were attributable to Medicare and 0.05% were attributable to Medicaid.

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

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers’ compensation programs. For the fiscal year ended June 30, 2024 approximately 58.0% of our clients’ receipts were from patients covered by no-fault insurance and approximately 8.8% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2023, approximately 58.4% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 8.6% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third-party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

EMPLOYEES

FONAR and HMCA had approximately 520 employees as of September 12, 2024. This total number included employees engaged in production, customer support, research and development, information technology, employees engaged in marketing and sales, billing and collection, legal and compliance matters, as well as transcriptionists, Florida technologists, field service technicians and individuals in various administrative positions. A significant number of employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

ITEM 1A. RISK FACTORS

An investment in our securities is subject to various risks, the most significant of which are summarized below.

1.	Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To the extent possible, we counter these reductions by increasing scanning volume and controlling operating expenses. Inflation in the cost of both materials and labor have limited our ability to control our costs, negatively impacting our ability to maintain profitability in this business segment.

2.	Inflation and Increasing Interest Rates. Inflation has drastically increased our costs for both materials and labor. The Federal Reserve has increased interest rates substantially in an attempt to control inflation, which in turn has increased the cost of capital. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued costs increases, coupled with reduced reimbursement rates, may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

FONAR CORPORATION AND SUBSIDIARIES

3.	Cybersecurity threats. The healthcare industry has increasingly become a target for threat actors. Our organization relies on information technology systems and computer networks to operate. Our partners, vendors and business associates are equally reliant on their own computer systems to provide the services that we depend on to perform core functions such as scheduling and billing. Data incidents in the form of breaches, ransomware attacks, denial-of-service attacks, and a variety of other hazards could materially disrupt our operations, or the operations of our partners. In addition, the costs to respond to such incidents related to rebuilding internal systems, restoring data, responding to regulatory investigations and/or litigation could be significant. Our cybersecurity liability insurance may be inadequate to cover these losses. The cost of maintaining and improving our security technologies to protect ourselves from these threats is increasing. Risk outside of our control, such as cybersecurity attacks to our partners, vendors and business associates could threaten our ability to operate in the short term and reduce operating margins.

4.	Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the services we perform. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would reduce our net revenue and operating margins.

5.	Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations in New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

6.	Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors.

FONAR CORPORATION AND SUBSIDIARIES

7.	Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

8.	Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

9.	Current and future changes in Florida Insurance Law. On March 24, 2023, Florida Governor Ron DeSantis signed into law House Bill 837. Dubbed the Tort Reform Act. The bill makes sweeping changes to Florida’s negligence laws. These changes will negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, and lower reimbursement rates. The full extent of those reductions are unclear at this time. Florida legislators continue to propose significant changes to the current structure of Florida’s auto insurance industry, which may impact our future operations in Florida.

10.	Demand for MRI Scanners. The reduced margins have a negative effect on our sales of MRI scanners. With lower revenue projections, prospective customers demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

11.	Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although FONAR is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a FONAR scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

FONAR CORPORATION AND SUBSIDIARIES

12.	Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our liquidity, financial condition, revenues, profitability and business operations generally.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Cybersecurity Risk Management Strategy includes a myriad of tools and resources that are designed to ensure the integrity of our information systems. We place a particular emphasis on protecting the privacy of our patient data pursuant to the HIPAA Security Rule. Our cybersecurity risk management process is integrated with our larger risk management system and is considered a core function of our overall risk management strategy.

Our strategy is based around the identification, mitigation, avoidance and response to material cybersecurity risks. We employ physical and electronic safeguards to control access to our systems. We employ additional electronic safeguards to control/limit access to the data contained in those systems. We review and re-assess these processes on a rolling basis with the assistance of both internal staff and outside vendors, including assessors, consultants, auditors, and other third parties. Some steps we take include the use of standard security protocols such as password maintenance, multi-factor identification, and penetration testing. We take other steps as may be situationally appropriate for the specific risk presented.

We require all of our employees to receive cybersecurity training as part of their initial onboarding process, and employees are required to complete additional training throughout the year.

We evaluate all of our vendors and third-party partners for material cybersecurity risks and take steps to mitigate risk through insurance and contractual risk transfer provisions when appropriate. Our Information Technology department works collaboratively with our third party vendors to coordinate a mutually beneficial approach to cybersecurity in the specific context in which risk is presented. These collaborations sometimes take place on a rolling basis, and sometimes take place on a semi-annual or annual basis.

At the present time, risks from cybersecurity threats have not materially affected the Company. However, cybersecurity threats have the potential to significantly impair our operations and the operations of the various third parties upon whom we rely.

FONAR CORPORATION AND SUBSIDIARIES

Governance

The audit committee of our Board of Directors provides oversight of cybersecurity risks. It receives regular reports from management, including our General Counsel, on various cybersecurity matters during each board meeting. Such reports include information on current cybersecurity risks facing the organization, cybersecurity incidents involving our partners and/or other participants in our industry, and routine updates on the status of our internal cybersecurity risk management plan.

Our General Counsel oversees and manages our cybersecurity program. Our General Counsel acts as the coordinator of our cybersecurity team, which includes representatives from our Information Technology department and Compliance department. In addition, he regularly interacts with various department heads from both our New York and Florida regions regarding the prevention, detection, mitigation and remediation of cybersecurity risks. Our General Counsel has an educational background in computer science and has relevant work experience in cybersecurity insurance and risk management, in addition to his relevant legal experience.

ITEM 2. PROPERTIES

FONAR and HMCA currently lease approximately 78,000 square feet of office and plant space at its principal offices in Melville, New York. The term of the lease runs through November, 2033. Management believes that the premises will be adequate for its current needs. HMCA also maintains office space for the Facilities owned by its subsidiaries in Florida and for its clients at the clients’ sites in New York and Florida under leases having various terms. HMCA owns the building for the client’s premises in Tallahassee, Florida. The Company received approval from the Suffolk County Industrial Development Agency on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January, 2017.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings threatened or pending against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on NASDAQ Capital Markets under the symbol FONR.

On September 12, 2024, we had approximately 978 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,008 stockholders of record of our Class A Non-voting Preferred Stock.

FONAR CORPORATION AND SUBSIDIARIES

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return on its Common Stock against industry and broad-market indexes which have been compiled by the Nasdaq Global Index Group. The periods commence on June 28, 2020 for five years and end on June 30, 2024.. The graph assumes $100 is invested in FONAR Common Stock (NASDAQ: FONR), the Nasdaq Composite Total Return (Nasdaq Composite), Nasdaq Health Care Management Services (Nasdaq Health), and Nasdaq Medical Equipment (Nasdaq Equipment). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the common stock.

Date	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024
FONR Common Stock	$100	$83	$71	$80	$75
Nasdaq Composite	$100	$145	$111	$140	$182
Health Care Management Services	$100	$139	$169	$162	$177
Medical Equipment	$100	$145	$121	$137	$143

FONAR CORPORATION AND SUBSIDIARIES

Share Repurchase Program

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

The following table summarizes the number of shares repurchased during the three months ended June 30, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
April 1, 2024 – April 30, 2024	0	$—	0	5,355
May 1, 2024 – May 31, 2024	17,851	$15.02	17,851	5,087
June 1, 2024 – June 30, 2024	22,847	$15.45	22,847	4,734

Total	40,698	$15.26	40,698

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

CRITICAL ACCOUNTING ESTIMATES

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

We believe our critical accounting estimates in the following areas affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Receivable Allowances

The Company’s receivables from the related and non-related professional corporations, as well as those receivables due under fee-for-service contracts at the Florida subsidiaries, are largely dependent on collection of fees from various third-party payers. As described in greater detail in Note 2, we recognize revenue in accordance with ASC 606, as the services are provided.

Medical receivables are due under fee-for-service contracts with third-party payors, such as hospitals, government sponsored healthcare programs, patients legal counsel and directly from patients. The carrying amount of the medical receivable is reduced by contractual allowances and discounts based on the historical experience with each payor class on a per location basis.

Management fee receivable is related to the management fees outstanding from the related and no-related professional corporations (“PCs”) under management agreements. The Company establishes a current expected credit loss (“CECL”) to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PCs may be limited in their ability to pay the full management fees receivable if they do not collect sufficient expected fees from third-party payers and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL is determined based upon the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs. The Company’s considerations into the estimate of the PCs fee collection included historical loss rates to pools of receivables with similar risks and characteristics, current and forward looking economic conditions, and the financial condition of each PC.

FONAR CORPORATION AND SUBSIDIARIES

We recognize revenue and related costs of revenue from sales contracts for our MRI scanners and major upgrades, under the percentage-of-completion method. Under this method, we recognize revenue and related costs of revenue, as each sub-assembly is completed. Amounts received in advance of our commencement of production are recorded as customer advances.

Income Taxes and Related Tax Asset Valuation Allowances

We qualitatively and quantitatively evaluate the realizability (including both positive and negative evidence) of the net deferred tax assets and assess the valuation allowance periodically. Our evaluation considers the financial condition of the Company and both the business conditions and regulatory environment of the industry. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. Our ability to project future taxable income may be significantly affected by our ability to determine the impact of regulatory changes which could adversely affect our future profits. As a result, the benefits of our net operating loss carry forwards could expire before they are utilized.

At June 30, 2023, the net deferred tax asset was valued at $10,041,960. At June 30, 2024, the net deferred tax asset was valued at $7,223,255.

Long-Lived and Intangible Assets

We depreciate our long-lived assets over their estimated economic useful lives, with the exception of leasehold improvements. With respect to leasehold improvements, we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated.

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

FONAR CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS. FISCAL 2024 COMPARED TO FISCAL 2023

In fiscal 2024, we recognized net income of $14.1 million on revenues of $102.9 million, as compared to net income of $12.1 million on revenues of $98.6 million for fiscal 2023. This represents an increase in revenues of 4.3%. Total costs and expenses increased by 3.0%. Our consolidated operating results increased by 11.8% to an operating income of $16.5 million for fiscal 2024 as compared to operating income of $14.8 million for fiscal 2023.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2024 Compared to Fiscal 2023

Revenues attributable to our medical equipment segment remained constant at $8.3 million in fiscal 2024 and in fiscal 2023, with product sales revenues increasing by 0.8% from $732,000 in fiscal 2023 to $738,000 in fiscal 2024. Service revenue increased by 0.8% from $7.5 million in fiscal 2023 to $7.6 million in fiscal 2024.

Lower reimbursement rates have reduced the demand for our MRI products, resulting in lower sales volumes. As a result of fewer sales, service revenues have decreased since as older scanners are taken out of service, there are fewer new scanners available to sign service contracts.

The operating loss for the medical equipment segment increased from an operating loss of $5.9 million in fiscal 2023 to an operating loss of $7.0 million in fiscal 2024. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues.

The increase in costs was the result of several factors. We made a significant investment into developing the capacity to service MRI equipment manufactured by third manufacturers through our Opus Diagnostic Services, LLC subsidiary. We made additional investments into sales and marketing of image enhancement software SwiftMRTM pursuant to our distribution agreement with AIRS Medical USA, Inc. We hope these ventures will develop into a viable source of new revenue in the future. We also discontinued the prosecution of two patents that ultimately did not issue, after substantial investment into their pursuit.

Research and development expenses increased to $1.7 million in fiscal 2024 from $1.6 million in fiscal 2023. Our expenses for fiscal 2024 represented continued research and development of various upgrades for the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment

Fiscal 2024 Compared to Fiscal 2023

Revenues attributable to the Company’s physician and diagnostic services management segment, HMCA, increased to $94.6 million in fiscal 2024 as compared to $90.4 million in fiscal 2023. The increase in revenues was due to an increase of $4.0 million of patient fees (net of contractual allowances and discounts) from patient and third-party payers recognized by six of the facilities in Florida. Management and other fees increased by $0.1 million.

FONAR CORPORATION AND SUBSIDIARIES

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $49.0 million or 54.1% of related revenues for the year ended June 30, 2023 to $53.0 million, or 56.0% of related revenues for the year ended June 30, 2024.

Operating results of this segment increased from operating income of $20.7 million in fiscal 2023 to operating income of $23.5 million in fiscal 2024. The increase is due mainly to increased patient fee revenue due to higher scan volumes. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

For the fiscal year ended June 30, 2024, 11.6% of total revenues were derived from contracts with facilities that are currently owned by Timothy Damadian, the Chief Executive Officer of FONAR, and were previously owned and operated by Dr. Raymond V. Damadian until his passing. 12.1% of total revenues were derived from these contracts for the 2023 fiscal year. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

Discussion of Certain Consolidated Results of Operations

Fiscal 2024 Compared to Fiscal 2023

Interest and investment income increased in 2024 compared to 2023. We recognized interest income of $2.1 million in 2024 as compared to $1.2 million in fiscal 2023, representing an increase of 74.0%. This is due to the increase in the prime interest rate and the Company placing cash in interest bearing accounts and purchasing short term treasury bills.

Interest expense of $76,997 was recognized in fiscal 2024, as compared to interest expense of $50,131 in fiscal 2023.

The 29.2% non-controlling interest allocations of $3,530,000 and $2,751,000 for fiscal 2024 and fiscal 2023, respectively, have been calculated by Income from operations, and adding depreciation and amortization net of miscellaneous losses and other income from the Physician and Diagnostic Service Management segment (See Note 16).

While revenue increased by 4.3% selling, general and administrative expenses decreased by 8.6% to $26.9 million in fiscal 2024 from $29.4 million in fiscal 2023. This difference in selling, general and administrative expenses was due to less reserves on management fees and other receivables due to increased scan volume as compared to fiscal 2023.

Revenue from service and repair fees increased from $7.5 million in fiscal 2023 to $7.6 million in fiscal 2024.

FONAR CORPORATION AND SUBSIDIARIES

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2024 we continued our investment in the development of various upgrades for the UPRIGHT® MRI, with an investment of $1,735,949 in research and development, none of which was capitalized, as compared to $1,567,749, none of which was capitalized, in fiscal 2023. The research and development expenditures were approximately 20.8% of revenues attributable to our medical equipment segment and 1.7% of total revenues in 2024, and 18.9% of medical equipment segment revenues and 1.5% of total revenues in fiscal 2023. This represented a 10.7% increase in research and development expenditures in fiscal 2024 as compared to fiscal 2023.

For the physician and diagnostic services management segment, HMCA, revenues increased to $94.6 million in fiscal 2024 as compared to $90.4 million in fiscal 2023. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2024 the Company recorded an income tax expense of $5.2 million compared with an income tax expense of $3.6 million for 2023. The income tax benefits are attributable to the expected tax benefits associated with the projected realization and utilization of our net state operating losses in future periods. The Company has recorded a deferred tax asset of $7.2 million as of June 30, 2024, primarily relating to the tax benefits from the net state operating loss carry forwards, allowance for credit losses and tax credits available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income and other factors. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed, (principally related to research and development credits and unrealizable state operating losses). Although the Company is expecting to generate taxable income in future periods, we cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed. As of June 30, 2024, the valuation allowance was $193,000.

We have been taking steps to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright® MRI scanners to scan patients in different positions. We have also been increasing the number of health insurance plans in which our clients participate. Operationally, we have invested in technology that we believe will reduce scan times and improve operational efficiency in the centers that we manage.

Our management fees are dependent on collection by our clients of fees from reimbursements from Medicare, Medicaid, private insurance, no fault and workers’ compensation carriers, self–pay and other third-party payers. The health care industry is experiencing the effects of the federal and state governments’ trend toward cost containment, as governments and other third-party payers seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. The cost-containment measures, consolidated with the increasing influence of managed-care payers and competition for patients, have resulted in reduced rates of reimbursement for services provided by our clients from time to time. Our future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

FONAR CORPORATION AND SUBSIDIARIES

Certain third-party payers have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA’s clients provide. To the extent reimbursement from third-party payers is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. More frequently, however, patients are scanned and we experience difficulty in collecting deductibles and co-payments. We expect recent changes to the Florida insurance laws to result in less patients being reimbursed through no-fault auto insurance, resulting in both lower reimbursement rates and a higher rate of uncollectible billings. Further, we believe that the passage of New York Public Health Law Article 49A will have a significant negative impact on our collection rates. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents increased by 9.9% from $51.3 million at June 30, 2023 to $56.3 million at June 30, 2024.

Cash provided by operating activities for fiscal 2024 approximated $14.1 million. Cash provided by operating activities was attributable to the net income of $14.1 million, depreciation and amortization of $4.6 million, provision for credit losses of $1.9 million, deferred income tax expense benefit of $2.8 million which was offset by the increase in accounts, and medical and management fee receivables of $11.7 million.

Cash used in investing activities for fiscal 2024 approximated $851,000. The cash used in investing activities was attributable to purchases of property and equipment of $790,000, purchase of short term investments of $103,000, costs of patents of $33,000, offset by proceeds from sale of equipment of $75,000.

Cash used in financing activities for fiscal 2024 approximated $8.2 million. The principal uses of cash used in financing activities included the repayment of borrowings and capital lease obligations of $45,000, purchase of treasury stock of $2.5 million and distributions to non-controlling interests of $5.6 million.

Total liabilities increased by 15.5% during fiscal 2024, from approximately $49.8 million at June 30, 2023 to approximately $57.5 million at June 30, 2024.

FONAR CORPORATION AND SUBSIDIARIES

At June 30, 2024, we had working capital of approximately $122.5 million as compared to working capital of $110.00 million at June 30, 2023, and stockholders’ equity of $156.8 million at June 30, 2024 as compared to stockholders’ equity of $150.8 million at June 30, 2023. For the year ended June 30, 2024, we realized a net income of $14.1 million.

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA. As of June 30, 2024, HMCA manages a total of 42 MRI scanners of which 25 MRI scanners are located in New York and 17 are located in Florida. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $7.5 million for the year ended June 30, 2023 and $7.6 million for the year ended June 30, 2024.

In order to promote profitability and to reduce demands on our cash and other liquid reserves, we maintain an aggressive program of cost containment. Previously, these measures included consolidating HMCA’s office space with FONAR’s office space and reducing the size of our workforce, compensation and benefits. We continue to attempt to contain expenses across the board, despite significant increases in the cost of labor and materials as the result of inflation. The cost control efforts are intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which can be supported by service revenues and HMCA revenues. To this end, we have formed a subsidiary, Opus Diagnostic Management, LLC, to provide in-house repair and maintenance of third party manufactured MRI equipment that we operate. We hope this entity will contain and eventually reduce the maintenance and repair costs of our equipment fleet, and eventually expand into providing service to outside entities.

Current economic credit conditions have contributed to a slower than optimal business environment. As a result our business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known.

Revenues from HMCA have been the principal reason for our profitability, and we have so far been able to maintain and increase such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates from third-party payers. The likelihood and effect of any subsequent reimbursement reductions is not fully known.

Capital expenditures for fiscal 2024 approximated $926,000. Capitalized patent costs were approximately $33,000. Purchases of property and equipment were approximately $790,000. Purchase of short term investments was $103,000.

FONAR has committed to making any material capital expenditures in the 2025 fiscal year by installing an additional scanner in two of its current locations. One is being installed in Florida and is expected to be completed by October 2024 and the other is being installed in New York and is expected to be completed in the third quarter of fiscal 2025.

FONAR CORPORATION AND SUBSIDIARIES

The Company believes that its business plan has been responsible for the past five consecutive fiscal years of profitability (fiscal 2024, fiscal 2023, fiscal 2022, fiscal 2021 and fiscal 2020) and that its capital resources will be adequate to support operations at current levels through September 30, 2025.

On September 13, 2022, the Company adopted a stock repurchase plan. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the open market at prevailing prices. During fiscal 2024, we repurchased 156,206 shares for $2.5 million.

During January 2024 the Company renewed their revolving credit agreement. The terms include borrowing limits of up to $10,000,000 and the agreement was extended to November 14, 2024. The interest rate on unpaid principal remains at 4% along with certain financial covenants still applicable.

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

ITEM 8. – FINANCIAL STATEMENTS AND FOOTNOTES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)	39

CONSOLIDATED BALANCE SHEETS	42
As of June 30, 2024 and 2023

CONSOLIDATED STATEMENTS OF INCOME	45
For the Years Ended June 30, 2024 and 2023

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	47
For the Years Ended June 30, 2024 and 2023

CONSOLIDATED STATEMENTS OF CASH FLOWS	49
For the Years Ended June 30, 2024 and 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Medical Receivable– Refer to Note 2 to the financial statements

Critical Audit Matter Description

Medical receivables are due under fee-for-service contracts from third-party payors, such as hospitals, government sponsored healthcare programs, patients legal counsel, and directly from patients. Medical receivables are recorded at net realizable value based on the estimated amounts the Company expects to receive from patients and third-party payers. The medical receivable is reduced by estimated contractual adjustments based on historical experience with each payor class at each location.  The principal consideration for our determination that performing procedures of the medical receivable is a critical audit matter is due to the nature and extent of audit effort required to perform procedures over management’s estimates of the contractual allowances.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the net realizable value of medical receivables included the following:

-	We obtained an understanding, evaluated the design and implementation, of certain controls that address the risks of material misstatement relating to the measurement of patient fee revenue and medical receivables.
-	We tested information technology general controls around the Company’s billing system and associated database.
-	We evaluated and tested management’s methodology and related assumptions in the determination of amounts estimated to be collected from patients and third-party payors.
-	We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and non-cash adjustments.
-	We tested the estimated contractual adjustments set forth by the third-party payers.
-	We tested the mathematical accuracy of the estimates applied to the medical receivables.

Management Fees Receivable  – Refer to Note 2 to the financial statements.

Management fees receivable is related to management fees outstanding from the related and non-related professional corporations (“PCs”) under management agreements. The Company has established a current expected credit loss (“CECL”) to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PCs may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payers and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs.  The CECL is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs. The Company’s considerations into the estimate of the PCs’ fee collection include historical loss rates to pools of receivables with similar risks characteristics, current and forward-looking economic conditions, and the financial condition of each PC. The principal consideration for our determination that the management fees receivable is a critical audit matter is due to the nature and extent of audit effort required to perform procedures over the Company’s CECL estimate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the CECL estimate of management fees receivable included the following:

-	We obtained an understanding, and evaluated the design and implementation of, certain controls that address the risk of material misstatement related to the measurement of the CECL estimate.
-	We verified that all management fees for the year agreed with the executed management fee contracts with each PC.
-	We tested information technology general controls surrounding the billing system utilized by the PCs.
-	We evaluated and tested management’s methodology and related assumptions in the determination of the PC’s amounts estimated to be collected from patients and third-party payors.
-	We obtained and verified the terms of the cross-collateralization agreements.
-	We tested the mathematical accuracy of the calculations used to determine the CECL estimate.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 1990, such date takes into account the merger of Tabb, Conigliaro, McGann, P.C. (“Tabb”) into another firm in approximately 2001 and the former partners of Tabb joining Marcum LLP in 2002.

New York, NY
September 27, 2024

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2024	2023
Current Assets:
Cash and cash equivalents	$56,341,193	$51,279,707
Short-term investments	136,102	32,799
Accounts receivable – net of allowances for credit losses of $166,049 and $198,593 at June 30, 2024 and 2023, respectively	4,035,336	3,861,512
Medical receivables – net	23,991,533	21,259,262
Management and other fees receivable – net of allowances for credit losses of $12,369,921 and $12,608,567 as of June 30, 2024 and 2023, respectively	41,953,657	35,888,253
Management and other fees receivable – related party medical practices – net of allowances for credit losses of $6,110,399 and $3,989,692 as of June 30, 2024 and 2023, respectively	9,865,061	9,161,870
Inventories	2,715,441	2,569,666
Prepaid expenses and other current assets	1,285,962	1,607,768
Total Current Assets	140,324,285	125,660,837

Accounts receivable – long term	829,473	710,085
Note receivable – related party	581,183	—
Deferred income tax asset	7,223,255	10,041,960
Property and equipment – net	18,708,920	22,146,373
Right-of-use-assets – operating leases	38,427,757	33,068,755
Right-of-use-asset – financing lease	530,348	729,229
Goodwill	4,269,277	4,269,277
Other intangible assets – net	2,870,324	3,431,865
Other assets	481,147	523,506
Total Assets	$214,245,969	$200,581,887

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2024	2023
Current Liabilities:
Current portion of long-term debt	$47,002	$43,767
Accounts payable	1,855,879	1,579,240
Other current liabilities	7,941,039	5,443,724
Operating lease liabilities – current portion	3,473,674	3,905,484
Financing lease liability – current portion	225,786	217,597
Unearned revenue on service contracts	3,870,229	3,832,184
Customer deposits	443,471	602,377
Total Current Liabilities	17,857,080	15,624,373
Long-Term Liabilities:
Unearned revenue on service contracts	1,174,844	760,242
Deferred income tax liability	371,560	394,758
Due to related party medical practices	92,663	92,663
Operating lease liabilities – net of current portion	37,467,746	32,105,405
Financing lease liability – net of current portion	394,723	620,481
Long-term debt and capital leases, less current portion	66,938	115,075
Other liabilities	32,026	41,750
Total Long-Term Liabilities	39,600,500	34,130,374
Total Liabilities	$57,457,580	$49,754,747
Commitments and Contingencies

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS’ EQUITY

	June 30,
	2024	2023
Stockholders’ Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2024 and 2023, 313,438 issued and outstanding at June 30, 2024 and 2023	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2024 and 2023, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2024 and 2023, 6,373,375 and 6,462,345 issued at June 30, 2024 and 2023, respectively 6,328,294 and 6,450,882 outstanding at June 30, 2024 and 2023, respectively	635	647
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2024 and 2023, 146 issued and outstanding at June 30, 2024 and 2023	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2024 and 2023, 382,513 issued and outstanding at June 30, 2024 and 2023	38	38
Paid-in capital in excess of par value	180,607,510	182,612,518
Accumulated deficit	(13,623,585)	(24,190,981)
Treasury stock, at cost – 45,081 and 11,463 shares of common stock at June 30, 2024 and 2023, respectively	(1,016,632)	(515,820)
Total Fonar Corporation’s Stockholders’ Equity	165,967,997	157,906,433
Noncontrolling interests	(9,179,608)	(7,079,293)
Total Stockholders’ Equity	156,788,389	150,827,140
Total Liabilities and Stockholders’ Equity	$214,245,969	$200,581,887

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2024	2023
Revenues
Patient fee revenue, net of contractual allowances and discounts	$33,815,796	$29,793,993
Product sales	737,727	731,607
Service and repair fees	7,452,212	7,419,104
Service and repair fees – related parties	139,167	110,000
Management and other fees	48,789,287	48,640,497
Management and other fees – related party medical practices	11,949,900	11,949,900
Total Revenues – Net	102,884,089	98,645,101
Costs and Expenses
Costs related to product sales	1,052,159	852,025
Costs related to service and repair fees	3,577,570	3,033,967
Costs related to service and repair fees – related parties	144,413	44,983
Costs related to patient fee revenue	18,199,579	16,183,166
Costs related to management and other fees	28,626,595	26,975,563
Costs related to management and other fees – related party medical practices	6,143,728	5,807,454
Research and development	1,735,949	1,567,749
Selling, general and administrative expenses	26,868,732	29,390,932
Total Costs and Expenses	86,348,725	83,855,839
Income from Operations	16,535,364	14,789,262
Other Income and (Expenses):

Interest expense	(76,997)	(50,131)
Investment income – related party	25,959	—
Investment income	2,126,439	1,222,176
Other income – related party	576,857	—
Other income (expense)	78,763	(202,720)
Income before provision for income taxes and noncontrolling interests	19,266,385	15,758,587
Provision for Income Taxes	(5,168,968)	(3,632,071)
Net Income	$14,097,417	$12,126,516
Net Income – Noncontrolling Interests	(3,530,021)	(2,750,740)
Net Income – Attributable to FONAR	$10,567,396	$9,375,776

 See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2024	2023
Net Income Available to Common Stockholders	$9,908,920	$8,801,974
Net Income Available to Class A Non-Voting Preferred Stockholders	$490,776	$427,666
Net Income Available to Class C Common Stockholders	$167,700	$146,136
Basic Net Income Per Common Share Available to Common Stockholders	$1.56	$1.35
Diluted Net Income Per Common Share Available to Common Stockholders	$1.53	$1.32
Basic and Diluted Income Per Share – Class C Common	$0.44	$0.38
Weighted Average Basic Shares Outstanding – Common Stockholders	6,350,862	6,539,376
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,478,366	6,666,880
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance, July 1, 2022	$31	6,554,210	$657	$38
Net income	—	—	—	—
Purchase of treasury shares	—	—	—	—
Cancellation of shares	—	(103,328)	(10)	—

Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2023	$31	6,450,882	$647	$38
Net income	—	—	—	—
Purchase of treasury shares	—	—	—	—
Cancellation of shares	—	(122,588)	(12)	—
Distributions to noncontrolling interests	—	—	—	—
Balance, June 30, 2024	$31	6,328,294	$635	$38

	Paid-in Capital in Excess of Par Value	Accumulated Deficit
Balance, July 1, 2022	$184,531,535	$(33,566,757)
Net income	—	9,375,776
Purchase of treasury shares	—	—
Cancellation of shares	(1,919,017)	—
Distributions to noncontrolling interests	—	—

Balance, June 30, 2023	$182,612,518	$(24,190,981)
Net income	—	10,567,396
Purchase of treasury shares	—	—
Cancellation of shares	(2,005,008)	—
Distributions to noncontrolling interests	—	—
Balance, June 30, 2024	$180,607,510	$(13,623,585)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Treasury Stock	Noncontrolling Interests	Total
Balance, July 1, 2022	$(675,390)	$(4,053,833)	$146,236,281
Net income	—	2,750,740	12,126,516

Purchase of treasury shares	(1,759,457)	—	(1,759,457)
Cancellation of shares	1,919,027	—	—
Distributions to noncontrolling interests	—	(5,776,200)	(5,776,200)
Balance, June 30, 2023	$(515,820)	$(7,079,293)	$150,827,140
Net income	—	3,530,021	14,097,417
Purchase of treasury shares	(2,505,832)	—	(2,505,832)
Cancellation of shares	2,005,020	—	—
Distributions to noncontrolling interests	—	(5,630,336)	(5,630,336)
Balance, June 30, 2024	$(1,016,632)	$(9,179,608)	$156,788,389

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023
Net Income	$14,097,417	$12,126,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,596,421	4,540,135
Provision for credit losses	1,882,061	5,513,476
Deferred income tax - net	2,795,507	2,979,550
Amortization on right-of-use assets	4,311,762	4,264,818
Gain on sale of equipment – related party	(581,183)	—
(Gain)Loss on disposition of fixed assets	(75,411)	213,244
Abandoned patents	225,419	—
Changes in assets and liabilities
Accounts, medical and management fee receivables	(11,676,139)	(8,055,843)
Notes receivable	55,200	(64,532)
Inventories	(145,775)	(209,845)
Prepaid expenses and other current assets	266,606	(438,911)
Other assets	42,359	2,763
Accounts payable	276,639	19,685
Other current liabilities	2,949,962	(2,527,100)
Customer advances	(158,906)	241,132
Operating lease liabilities	(4,541,352)	(3,862,814)
Financing lease liabilities	(217,569)	(210,353)
Other liabilities	(9,724)	(64,791)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,093,294	14,467,130

 See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended June 30,
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(789,961)	(4,218,084)
Purchase of Short-term investment	(103,303)	(473)
Proceeds from sale of equipment	75,411	—
Cost of patents	(32,885)	(119,571)
NET CASH USED IN INVESTING ACTIVITIES	(850,738)	(4,338,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(44,902)	(36,615)
Purchase of treasury stock	(2,505,832)	(1,759,457)
Distributions to noncontrolling interests	(5,630,336)	(5,776,200)
NET CASH USED IN FINANCING ACTIVITIES	(8,181,070)	(7,572,272)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,061,486	2,556,730

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	51,279,707	48,722,977

CASH AND CASH EQUIVALENTS - END OF YEAR	$56,341,193	$51,279,707

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

JUNE 30, 2024 and 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to receivable allowances, income taxes and related tax asset valuation allowances, contingencies, and revenue recognition. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company’s operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

Inventories

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost or net realizable value.

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost less accumulated depreciation. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $2,948,000 and $2,801,000 for the years ended June 30, 2024 and 2023 respectively. The estimated useful lives in years are generally as follows:

Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	5–10
Building	28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, other than goodwill, when events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated by comparing the discounted future cash flows with the carrying value of the related asset group. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

Other Intangible Assets

1) Patents and Copyrights

Patent and copyrights are professional costs incurred to acquire certain patent and copyrights. Amortization is calculated on the straight-line basis over 15 years.

2) Non-Competition Agreements

The non-competition agreements are agreements entered into with past principal owners of entities that the Company had acquired. The non-competition agreements are being amortized on the straight-line basis over the length of the agreement (7 years).

3) Customer Relationships

Customer relationships represents customer lists acquired in acquisition of prior entities. Amortization is calculated on the straight-line basis over 20 years.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year. As of June 30, 2023, the Company had unearned revenue on service contracts of $3,832,184 of which all was recognized as revenue in the fiscal year ending June 30, 2024.

Revenue from product sales (upgrades and supplies) is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the “PCs”). As of June 30, 2024, the Company has 22 management agreements of which 3 were with PC’s owned by Timothy Damadian, Chairman of the Board, President, Chief Executive Officer and Treasurer (formerly owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR until his unexpected death in August 2022)(“the Related medical practices”) and 19 are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $84,000 to $447,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company records a credit loss expense for estimated uncollectible fees, which is reflected in other operating expenses on the Consolidated Statement of Operations.

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

JUNE 30, 2024 and 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company’s revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

The Company’s patient fee revenues, net of contractual allowances and discounts for the years ended June 30, 2024 and 2023 are summarized in the following table.

	For the Years Ended June 30
	2024	2023
Commercial Insurance/ Managed Care	$4,952,712	$4,124,646
Medicare/Medicaid	1,138,176	1,063,846
Workers’ Compensation/Personal Injury	20,673,483	18,670,019
Other	7,051,425	5,935,482
Net Patient Fee Revenue	$33,815,796	$29,793,993

Medical Receivable and Management and Other Fees Receivable

Medical Receivable

Management fees receivable is related to management fees outstanding from the related and non related PCs under management agreements. The Company has established a current expected credit loss (“CECL”) to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PC’s may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payers and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management and Other Fees Receivable

Management fees receivable is related to management fees outstanding from the related and non related PCs under management agreements. The Company has established a current expected credit loss (“CECL”) to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PC’s may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payers and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs.

The Company’s considerations into the estimate of the PC’s fee collection is based on a combination of factors. As each management agreement specifies the Company’s ultimate collateral for unpaid management fees are the patient fee receivables owned by each PC, the Company considers the historical loss rates to pools of receivables with similar risks characteristics, aging of the patient fee receivables, and the financial condition of each PC. In addition, the Company subjectively adjusts its estimated expected credit losses for current and forward-looking economic conditions which would include trends seen within the industry and newly enacted regulation. The Company also incorporates qualitative factors, such as changes in the nature and volume of receivables, regulatory changes, and other relevant factors. Specifically, insurance carriers covering automobile no-fault and workers compensation claims incur longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67% of the PCs’ 2024 and 2023 net revenues were derived from no-fault and personal injury protection claims.

The Company combines an objective and subjective loss-rate methodology to estimate expected credit losses based on the collateral owned by each PC. This involves objectively using historical loss rates to pools of receivables with similar risk characteristics (i.e., various insurance payors) and then subjectively adjusting for current and forward-looking economic conditions which would include trends seen within the industry and newly enacted regulation. The Company also incorporates qualitative factors, such as changes in the nature and volume of the receivables, regulatory changes, and other relevant factors.

The provision for credit losses for the year ended June 30, 2024 was $1,882,061. This can be attributable to an increase in scan volume at all the PC’s and due to the nature of the payor classes, where there is a longer expected payment term. Additionally, newly proposed legislation around credit reporting on individual medical debts increasing the likelihood of non-payment of individual patient accounts. The management fee receivable for unrelated and related parties as of July 1, 2022 was $33,419,219 and $8,602,561, respectively.

Accounts Receivable

Credit risk with respect to the Company’s accounts receivable related to product sales and service and repair fees is limited due to the customer advances received prior to the commencement of work performed and the billing of amounts to customers as sub-assemblies are completed. Service and repair fees are billed on a monthly or quarterly basis and the Company does not continue providing these services if accounts receivable become past due. The Company controls credit risk with respect to accounts receivable from service and repair fees through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. The Company performs ongoing credit authorizations before a product sales contract is entered into or service and repair fees are provided. The account receivable balance for scanner service contracts as of July 1, 2022 was $4,335,956.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $731,000 and $570,000 and for the years ended June 30, 2024 and 2023, respectively.

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

In accordance with ASC 740, “Accounting for Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. The Company believes there are no uncertain tax positions in prior year’s tax filings and therefore it has not recorded a liability for unrecognized tax benefits.

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses. Penalties for the years ended June 30, 2024 and June 30, 2023 were $20,444 and $31,122, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Advances

Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition occurs.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2024 and 2023.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2024 and 2023, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

	June 30, 2024
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$10,567,396	$9,908,920	$167,700
Denominator:
Weighted average shares outstanding	6,350,862	6,350,862	382,513
Basic income per common share	$1.66	$1.56	$0.44
Diluted
Denominator:
Weighted average shares outstanding		6,350,862	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,478,366	382,513
Diluted income per common share		$1.53	$0.44

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

Short-Term Investments

Short-term investments include certificates of deposit with original maturities of greater than 90 days. Interest is recorded as earned.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2024, the Company had cash on deposit of approximately $53,883,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 12% of the consolidated net revenues for the years ended June 30, 2024 and 2023. Net management fee receivables from the related party medical practices accounted for approximately 12% and 13% of the consolidated accounts receivable as of June 30, 2024 and 2023, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions.

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

Fair Value of Financial Instruments (Continued)

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

Recent Accounting Standards

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2023, The Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (740) “Improvements to Income Tax Disclosures”, which requires the annual financial statements to include consistent categories and great disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the effect that the adoption of ASU 2023-09 will have on our disclosures.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extended certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The effective date for public entities is for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company is expected to adopt the new disclosures as required and are currently evaluating the impact on the related disclosures.

Recently Adopted Accounting Standards

The Company adopted ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326) “Measurement of Credit Losses on Financial Instruments”, on July 1, 2023, as amended which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology, The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The Company used a modified retrospective approach, which required a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting in which the standard was effective. The adoption did not have a material effect on the Company’s consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2024 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2024 or 2023, and it does not believe that any of those standards will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

 NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Long Term Accounts Receivable

Long term accounts receivable balances at June 30, 2024 and June 30, 2023 amounted to $829,473 and $710,085, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years at June 30, 2024 is as follows:

2026	$631,415
2027	369,429
2028	87,000
2029	87,000
Total	$1,174,844

 The following represents a summary of allowance for credit losses for the years ended June 30, 2024 and 2023, respectively:

Description	Balance June 30, 2023	Additions(Recovery) (1)	Deductions	Balance June 30, 2024
Accounts receivable	$198,593	$—	$32,544	$166,049
Management and other fees receivable	12,608,567	(238,646)	—	12,369,921
Management and other fees receivable - related medical practices	3,989,692	2,120,707	—	6,110,399
Notes receivable	777,354	—	—	777,354

	Balance			Balance
Description	June 30, 2022	Additions	Deductions	June 30, 2023
Accounts receivable	$204,597	$55,000	$61,004	$198,593
Management and other fees receivable	16,627,917	4,007,382	8,026,732	12,608,567
Management and other fees receivable - related medical practices	4,686,893	1,451,094	2,148,295	3,989,692
Notes receivable	777,354	—	—	777,354

(1)	Included in provision for credit losses.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 12% and 12%, of the consolidated net revenues for the years ended June 30, 2024 and 2023, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2024 and 2023.

Total Facilities

	For the Year Ended June 30,
	2024	2023
Total Facilities Owned or Managed (at Beginning of Year)	27	27
Facilities Added by:
Internal development	1	1
Managed Facilities Closed	—	(1)
Total Facilities Owned or Managed (at End of Year)	28	27

NOTE 4 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2024	2023
Purchased parts and components	$2,524,201	$2,346,300
Work-in-process	191,240	223,366
Inventories	$2,715,441	$2,569,666

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2024 and 2023, is comprised of:

	As of June 30,
	2024	2023
Diagnostic equipment	$33,243,694	$33,144,266
Research, development and demonstration equipment	6,199,941	6,199,941
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,742,169	3,714,499
Leasehold improvements	16,312,904	15,650,041
Building	939,614	939,614
	62,507,377	61,717,416
Less: Accumulated depreciation and amortization	43,798,457	39,571,043
	$18,708,920	$22,146,373

Depreciation and amortization of property and equipment for the years ended June 30, 2024 and 2023 was $4,227,414 and $4,148,544, respectively.

NOTE 6 – OPERATING & FINANCING LEASES

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 19 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company. A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of June 30, 2024 is as follows:

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 6 – OPERATING & FINANCING LEASES (CONTINUED)

Year Ending June 30,	Operating Lease Payments	Financing Lease Payments
2025	$5,895,014	$244,343
2026	5,561,968	244,343
2027	5,226,352	162,897
2028	5,194,655	—
2029	4,865,285	—
Thereafter	29,295,110	—
Present value discount	(15,096,964)	(31,074)
Total lease liability	$40,941,420	$620,509

Weighted Average Remaining Lease Term

Operating leases - years	11.0
Finance lease - years	2.6
Weighted Average Discount Rate
Operating leases	6.4%
Finance lease	3.6%

The components of lease expense were as follows:

	For Year Ended June 30,
	2024	2023
Operating lease cost	$5,685,008	$5,887,390
Finance lease cost:
Depreciation of leased equipment	$198,881	$198,881
Interest on lease liabilities	26,534	35,833
Total finance lease cost	$225,415	$234,714

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 6 – OPERATING & FINANCING LEASES (CONTINUED)

Supplemental cash flow information related to leases was as follows:

	For Year Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$6,363,561	$5,577,578
Financing cash flows from financing leases	$244,344	$244,344
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$3,715,138	$2,902,584

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2024 and 2023, are comprised of:

	As of June 30,
	2024	2023
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	5,259,811	5,452,345
Non-competition agreements	4,150,000	4,150,000
Customer relationships	3,900,000	3,900,000
	20,314,658	20,507,192
Less: Accumulated amortization	17,444,334	17,075,327
	$2,870,324	$3,431,865

The estimated amortization of other intangible assets for the five years ending June 30, 2029 and thereafter is as follows:

Schedule of other intangible assets For the Years Ending June 30,	Total	Patents and Copyrights	Customer Relationships
2025	$351,882	$151,882	$200,000
2026	339,179	139,179	200,000
2027	326,502	126,502	200,000
2028	320,232	120,232	200,000
2029	313,052	113,052	200,000
Thereafter	1,219,477	505,310	714,167
Other intangible assets - net	$2,870,324	$1,156,157	$1,714,167

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 7 - OTHER INTANGIBLE ASSETS (CONTINUED)

The weighted average amortization period for other intangible assets is 9.9 years and they have no expected residual value.

Information related to the above intangible assets for the years ended June 30, 2024 and 2023 is as follows:

	For the Year-ended June 30,
	2024	2023
Balance – Beginning of Year	$3,431,865	$3,703,885
Amounts capitalized	32,885	119,571
Patents written off	(225,419)	—
Amortization	(369,007)	(391,591)
Balance – End of Year	$2,870,324	$3,431,865

Amortization of patents and copyrights for the years ended June 30, 2024 and 2023 amounted to $169,007 and $191,591, respectively.

Amortization of customer relationships for the years ended June 30, 2024 and 2023 amounted to $200,000 and $200,000, respectively.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2024 and 2023.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2024, 450,177 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2024 and 2023, 0 shares were issued.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

The Company utilizes the cost method of accounting to value the treasury stock when repurchasing stock. Under this method, the shares are valued at the price paid and recorded to treasury stock. When the treasury stock is cancelled, the par value of the stock is reduced and the additional paid in capital is reduced for the remaining value based upon the original stock sale. For the year ended June 30, 2024, the Company purchased 156,206 shares at a cost of $2,505,832 and cancelled 122,588 shares valued at $2,005,020. For the year ended June 30, 2023, the Company purchased 103,148 shares at a cost of $1,759,457 and cancelled 103,328 shares valued at $1,919,027.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

The amount of each class of HDM members’ equity as of June 30, 2024 and 2023 is as follows:

	June 30, 2024		June 30, 2023
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	($7,079,293)	$54,781,813	($4,053,833)	$50,292,073
Share of Net Income	$3,530,021	$20,705,681	$2,750,740	$18,513,540
Buyout of noncontrolling interests	—	—	—	—
Distributions	($5,630,336)	$(13,669,664)	($5,776,200)	$(14,023,800)
Ending Members’ Equity	($9,179,608)	$61,817,830	($7,079,293)	$54,781,813

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	2024	2023
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $310,827 as of June 30, 2024.	$113,940	$158,842
The revolving credit note was extended to November 14, 2024. The Company can borrow up to $10,000,000 and prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 8.5% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The Company still has the ability to draw down on the line.	—	—
	113,940	158,842
Less: Current portion	47,002	43,767
	$66,938	$115,075

The maturities of debt over the next three years are as follows:

Years Ending June 30,
2025	$47,002
2026	50,448
2027	16,490
Long-Term Debt Over Five Years and Thereafter	$113,940

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 11 - INCOME TAXES

 The Company has recorded a deferred tax asset of $7,223,255 and a deferred tax liability of $371,560 as of June 30, 2024, primarily relating to its allowance for credit losses of $3,970,000 and tax credits of approximately $1,323,000 available to offset future taxable income through 2043. During fiscal 2024, the Company utilized all Federal loss carryforwards. In addition the Company has state operating loss carryforwards of approximately $4,516,000 and city operating loss carryforwards of approximately $618,000. The net operating losses begin to expire in 2026 for state income tax purposes. The Company has also recorded a valuation allowance against $2,746,000 of the state operating losses since the Company doesn’t anticipate being able to utilize them.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2020.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2024, no such changes in ownership have occurred.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for tax years beginning after December 31, 2022. Currently, the IRA did not have a material impact to the Company’s financial statements.

The valuation allowance for deferred tax assets decreased during the year ended June 30, 2024, by approximately $171,000. The valuation allowance decreased by approximately $78,000 during the year ended June 30, 2023.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 11 - INCOME TAXES (CONTINUED)

Components of the provision for income taxes are as follows:

	Years Ended June 30,
Current:	2024	2023
Federal	$429,873	$—
State	1,943,588	652,521
Subtotal	2,373,461	652,521
Deferred:
Federal deferred taxes	2,585,515	2,770,980
State deferred taxes	209,992	208,570
Subtotal	2,795,507	2,979,550
Provision (Benefit) for Income Taxes - Net	$5,168,968	$3,632,071

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	Years Ended June 30,
	2024	2023
Taxes at federal statutory rate	21.0%	21.0%
State and local income taxes (benefit), net of federal benefit	7.1%	5.1%
Non-controlling interest	(5.3)%	(4.6)%
Expiration of tax credits	2.2%	2.8%
Return to provision adjustments	—%	(2.3)%
Change in the valuation allowance	(0.2)%	(0.5)%
Other	2.0%	1.5%
Effective income tax rate	26.8%	23.0%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 11 - INCOME TAXES (CONTINUED)

As of June 30, 2024, the Company utilized all Federal net operating loss (“NOL”) carryforwards as compared to NOL’s of approximately $9,110,000 as of June 30, 2023. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credits and investments tax credits carryforwards aggregating $1,323,000. However, the realization of these credits may be limited as a result of expiring prior to their utilization. These credits can only be applied after all net operating losses have been used.

 Significant components of the Company’s deferred tax assets and liabilities at June 30, 2024 and 2023 are as follows:

	June 30,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$3,969,819	$3,360,809
Non-deductible accruals	758,700	707,400
Net operating carryforwards	396,092	2,768,844
Tax credits	1,323,018	2,981,214
Capitalized research and development	747,407	369,675
Right of use assets and lease liabilities	114,116	112,938
Inventories	106,879	105,310
Deferred Tax Assets - gross	7,416,031	10,406,190
Valuation allowance	(192,776)	(364,230)
Total deferred tax assets	7,223,255	10,041,960
Property and equipment and depreciation	(267,124)	(151,007)
Intangibles	(104,436)	(243,751)
Total deferred tax liabilities	(371,560)	(394,758)
Net deferred tax asset	$6,851,695	$9,647,202

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2024	2023
Accrued salaries, commissions and payroll taxes	$4,677,690	$4,413,044
Sales tax payable	197,317	193,041
State income taxes payable	1,461,336	48,353
Legal and other professional fees	11,207	11,207
Accounting fees	119,800	100,000
Self-funded health insurance reserve	121,445	100,971
Accrued interest and penalty	3,534	3,534
Other	1,348,710	573,574
Other current liabilities	$7,941,039	$5,443,724

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through November 2033. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Rent expense for operating leases approximated $5,685,000 and $5,887,000, for the years ended June 30, 2024 and 2023, respectively.

The Company received approval from the Suffolk County Industrial Development Agency on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were $0 and $36,523 employer contributions to the Plan for the years ended June 30, 2024 and 2023, respectively.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2024.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $110,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2024 and 2023, the Company had approximately $121,000 and $101,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2024 and 2023 the Company paid $76,997 and $50,132 for interest, respectively.

During the years ended June 30, 2024 and 2023 the Company paid $507,139 and $1,439,507 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 15 – RELATED PARTY TRANSACTIONS

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $576,857 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. The MRI scanner had zero basis, which resulted in a gain of $576,857. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

Bensonhurst MRI Limited Partnership (“Bensonhurst”), in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110,000 per annum. On February 1, 2024, Bensonhurst entered into a second contract with the Company for the service and maintenance of a High-Field MRI Scanner for a price of $70,000 per annum. Also, during fiscal year ended June 30, 2024, the Company charged Bensonhurst MRI Limited Partnership $190,362 for reimbursable salaries and marketing expenses.

The CEO and President of the Company was a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The Company terminated this agreement on January 1, 2021. On June 1, 2017, the Company had also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. The agreement was terminated on May 31, 2023.

Radian Healthcare Management, LLC (“Radian”), which is owned by the son-in-law of the CEO and President of the Company provided the Company with personnel recruitment of 32 new employees at a fee of approximately $200,000 during the fiscal year ended June 30, 2024.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

 NOTE 16 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Fiscal 2024:	Equipment	Center	Totals
Net revenues from external customers	$8,329,106	$94,554,983	$102,884,089
Intersegment net revenues *	$1,073,333	$—	$1,073,333
(Loss) Income from operations	$(6,958,012)	$23,493,376	$16,535,364
Depreciation and amortization	$238,802	$4,357,619	$4,596,421
Total identifiable assets	$30,360,188	$183,885,781	$214,245,969
Capital expenditures	$32,885	$789,961	$822,846

Fiscal 2023:
Net revenues from external customers	$8,260,711	$90,384,390	$98,645,101
Intersegment net revenues *	$985,833	$—	$985,833
(Loss) Income from operations	$(5,875,126)	$20,664,388	$14,789,262
Depreciation and amortization	$263,720	$4,276,415	$4,540,135

Total identifiable assets	$30,892,807	$170,153,612	$201,046,419
Capital expenditures	$119,571	$4,218,084	$4,337,655

*	Amounts eliminated in consolidation

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0.2% and 14.1% of product sales revenues to third parties for the years ended June 30, 2024 and 2023, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30
	2024	2023
Canada	0.2%	8.5%
Germany	—	4.9%
United Arab Emirates	—	0.7%
	0.2%	14.1%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

 NOTE 16 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 7.4% and 6.4% of consolidated net service and repair fees for the years ended June 30, 2024 and 2023, respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

 Foreign Service and Repair Fees

	For the Years Ended June 30,
	2024	2023
Puerto Rico	1.9%	1.5%
Switzerland	0.3	0.3
Germany	2.0	1.6
England	0.7	0.6
United Arab Emirates	0.3	0.1
Dominican Republic	1.2	0.5
Canada	—	0.6
Greece	0.3	0.3
Australia	0.7	0.9
	7.4%	6.4%

 The Company does not have any material assets outside of the United States.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

As of September 18, 2024, the Company repurchased 19,914 shares at a cost of $340,933 which was authorized under the stock repurchase plan adopted in September 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2024.

Based on the COSO criteria, management concluded that our internal controls were effective to prevent material misstatements of the Company’s annual or interim financial statements for the fiscal year ending June 30, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter and year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plan

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement".

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Directors serve from the date of their election until the next annual meeting of stockholders and until their successors are elected and qualify. During fiscal 2024, each director received a base fee of $20,000 per annum for his or her service as a director, with greater amounts for additional services on the Board of Directors. Officers serve at the discretion of the Board of Directors.

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

The officers and directors of the Company are set forth below:

Timothy R. Damadian	60	Chairman of the Board, President, Chief Executive Officer and Treasurer
Luciano B. Bonanni	69	Executive Vice President, Chief Operating Officer and acting Principal Financial Officer
Claudette J.V. Chan	86	Director
Ronald J. Lehman	48	Director
Richard E. Turk	40	Director
Jessica Maher	27	Director

FONAR CORPORATION AND SUBSIDIARIES

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

Ronald G. Lehman has been a Director of FONAR since April, 2012, and chair of the audit committee since 2021. .Mr. Lehman is Managing Director and Head of Investment Banking at Bruderman Advisory Group, LLC where he is responsible for the firm’s sell-side advisory and capital raising processes. Mr. Lehman is also a Partner at Sandy Hill Investors, LLC, participating in and overseeing many of the firm’s investments. He is Chairman of portfolio company Persante Acquisition Corp., and was a board member at Seviroli Foods, LLC during the firm’s investment period. From 2000-2008, Mr. Lehman worked for various Bruderman entities as a buy and sell-side advisor, and as a principal in several private equity transactions. In 2008, Mr. Lehman joined Health Diagnostics, LLC, one of the country’s fastest growing diagnostic imaging providers, as Senior Vice President of Acquisitions, where he managed the company’s acquisition and corporate finance activities. Mr. Lehman returned to Bruderman in 2010 to lead the firm’s investment banking efforts. Lehman is a graduate of Columbia University and worked at Deutsche Bank from 1998-2000.

FONAR CORPORATION AND SUBSIDIARIES

Richard E. Turk has been a Director of FONAR since June, 2020. Mr. Turk is the Chief Financial Officer of PRISM Vision Group, a private equity-backed, multi-location, outpatient comprehensive eye care practice headquartered in New Providence, New Jersey. Mr. Turk joined PRISM in November, 2018 as the Chief Development Officer and became CFO in March 2021. Mr. Turk has helped PRISM expand from a single-specialty (retina) provider with 17 locations and 21 physicians to a comprehensive, vertically-integrated, multi-specialty, eye care organization with approximately 190 physicians and more than 90 locations across New Jersey, Pennsylvania, Delaware, Virginia, Washington, DC, and Maryland. Prior to his tenure at PRISM, Mr. Turk was employed by Professional Physical Therapy, a private equity-backed outpatient physical and occupational therapy company headquartered in Uniondale, New York with more than 180 locations across New York, New Jersey, Connecticut, Massachusetts and New Hampshire. During his four years at Professional Physical Therapy, Mr. Turk sourced, analyzed, and completed 32 acquisitions comprised of 116 clinics, expanding the company’s services and adding three states to its geographic footprint. From 2007 to 2014, Mr. Turk was employed by Bruderman Brothers, a broker dealer involved in investment banking, merchant banking, investment advisory, and consulting for lower middle market companies ($10M-$250M of enterprise value) in a variety of industries, including healthcare. Mr. Turk was Vice President of Bruderman Brothers from 2011 to 2014. Mr. Turk graduated from Columbia University in 2007.

Jessica Maher has been a Director of FONAR since March 2023. Mrs. Maher is a staff accountant at Ives & Sultan, LLP in Woodbury, New York, where she is responsible for preparing audited financial statements for various clients, overseeing audit testing areas, audits of 401(k) plans, and personal and company tax returns. Mrs. Maher holds a Bachelor of Science in Accounting with a minor in Accounting Information Systems, and a Master of Science in Accounting from Fairfield University in Fairfield, Connecticut. During her early undergraduate years, Mrs. Maher worked for Tritech Healthcare Management in Melville, New York, where she reviewed patient files, insurance, charts and documents to ensure that the services provided by clients were being properly billed. In her senior year, Mrs. Maher interned at Northwell Health in Westbury, New York, where she supported the financial reporting team for two hospitals, reported into accounts receivable software, and analyzed patient billing records to identify overpayments. Mrs. Maher’s first position out of college was with PriceWaterhouseCoopers in Melville, New York, where she was assigned to two private equity clients, was responsible for a variety of the audit areas, and assisted managers in reviewing financial statements, footnote disclosures, and audit opinions.

FONAR CORPORATION AND SUBSIDIARIES

Board Diversity Matrix as of September 12, 2024
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

 There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2024, 2023 and 2022 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

FONAR CORPORATION AND SUBSIDIARIES

I.	SUMMARY COMPENSATION TABLE

(Reflects information up to end of Fiscal 2024)

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2024	$0	$372,885	$0	$372,885
President, Principal	2023	$0	$152,900	$0	$152,900
Executive Officer	2022	$0	$305,800	$0	$305,800

Luciano Bonanni	2024	$148,241	$350,000	$0	$498,241
Chief Operating Officer,	2023	$143,416	$305,800	$0	$449,216
Executive Vice President and	2022	$148,572	$305,800	$0	$458,895
acting Principal Financial Officer

Raymond V. Damadian	2024	$0	$0	$0	$0
Chairman of the Board,	2023	$23,553	$305,800	$0	$329,353
Treasurer and	2022	$153,095	$305,800	$0	$458,895
Principal Financial Officer

II.	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer, Executive Vice President and acting Principal Financial Officer	0	0	N/A
Raymond V. Damadian Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A

FONAR CORPORATION AND SUBSIDIARIES

III	DIRECTOR COMPENSATION

The following table shows the compensation paid to the Directors for fiscal 2024:

Name	Fees earned in pad in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compen- sation	Nonqualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
A. Claudette J.V. Chan	$20,000	0	0	0	0	38,880	$58,880
B. Ronald G. Lehman	$20,000	0	0	0	0	65,000	$85,000
C. Richard E. Turk	$20,000	0	0	0	0	$15,000	$35,000
D. Jessica Maher	$20,000	0	0	0	0	$15,000	$35,000

EMPLOYEE COMPENSATION PLANS

FONAR adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits FONAR to issue an aggregate of 2,000,000 shares of common stock of FONAR as bonus or compensation. As of June 30, 2024, 450,177 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of FONAR’s securities held by each director, by each person known by us to own in excess of five percent of FONAR’s voting securities and by all officers and directors as a group as of September 20, 2024.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Timothy R. Damadian, as Trustee of the FONAR Class C Trust
c/o FONAR Corporation, Melville, New York
Class C Stock	382,447	99.98%

Kayne Anderson Rudnick
Investment Management LLC
1800 Avenue of the Stars, 2nd Floor
Los Angeles, CA 90067
Common Stock	609,789	9.64%

The Vanguard Group, Inc.
100 Vanguard Boulevard
Malvern, PA 19355-2331
Common Stock	390,345	5.80%

Dimensional Fund Advisors LP
Building One
6300 Bee Cave Road
Austin, Texas 78746
Common Stock	380,808	6.01%

Money Concepts Capital Corp..
11440 North Jog Road
Palm Beach Gardens, FL 33418-3764
Common Stock	362,447	5.72%

Timothy R. Damadian,
Chairman of the Board, President,
Chief Executive Officer and Treasurer
Common Stock	79,059	*
Class A Preferred	800	*

FONAR CORPORATION AND SUBSIDIARIES

Continued:

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Luciano B. Bonanni,
Executive Vice President,
Chief Operating Officer and acting Principal Financial Officer
Common Stock	54,253	*
Class A Preferred	1,285	*

Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*

Ronald G. Lehman
Director
Common Stock	4,330	*

Richard E. Turk
Director
Common Stock	0	*

Jessica Maher Director Common Stock	0	*
All Officers and Directors as a Group (6 persons)
Common Stock	137,721	2.18%
Class C Stock	382,447	99.98%
Class A Preferred	2,117	*

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of FONAR.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 5, 2024, 22 of our clients had management agreements with HMCA. Six sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $84,152 to $446,639 per month in fiscal 2024.

Timothy Damadian, Chairman of the Board, President, Chief Executive Officer and Treasurer(formerly owned by Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company until his death in August 2022), owned three of the imaging facilities in Florida managed by HMCA. (See note below) The facilities owned by Timothy Damadian in Florida pay HMCA flat rate monthly fees ranging from $245,535 to $411,589 per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2024, June 30, 2023 and June 30, 2022, the net revenues received by HMCA from the imaging facilities owned by Timothy Damadian and formerly Dr. Damadian were approximately $11.9 million, $11.9 million and $11.6 million respectively.

Timothy Damadian, the President and Chief Executive Officer of Fonar, is one of the former owners of a billing company, which performed billing and collection services for HMCA with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. On May 31, 2023, this agreement was terminated. Timothy Damadian is also a Manager of Health Management Company of America.

Magnetic Resonance Management, LLC, in which Timothy Damadian, the CEO and President of the Company owns, entered in to an agreement to purchase equipment from the Company. The selling price of such equipment was $567,857 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. The equipment had a zero basis which resulted in a gain of $576,857. The Company has the option but not the obligation to re-take possession in lieu of payment upon maturity of the note.

Bensonhurst MRI Limited Partnership, in which Timothy Damadian, the CEO and President of the Company holds an interest, is party to two agreements with the Company for the service and maintenance of its Upright MRI and High-Field Scanners for a price of $110,000 per annum and $70,000 per annum, respectively.

Radian Healthcare Management, LLC which Matt Pluta, the son-in-law of Timothy Damadian, the CEO and President of the Company owns, provided the Company with personnel recruitment of 32 new employees at a fee $200,347 during the fiscal year ended June 30, 2024.

Ronald Lehman, a Director of Fonar, holds a .0378% interest in Health Management Company of America’s Class A membership interests.

FONAR CORPORATION AND SUBSIDIARIES

Jessica Maher, a Director of Fonar, holds a .015% interest in Health Management Company of America’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2024 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2024 were $442,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2023 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2023 were $379,000.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2024 or June 30, 2023 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2024 or June 30, 2023 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2024.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2023.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2024 and June 30, 2023.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2024 and 2023.

Consolidated Statements of Income for the Years Ended June 30, 2024 and 2023.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2024 and 2023.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2024 and 2023 .

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the consolidated financial statements.

b)	REPORTS ON FORM 8-K

1.	Registrant's Report on Form 8-K: Item 2.02, Results of Operations and Financial Condition for the Fiscal Year ended June 30, 2023, reported September 28, 2023. Commission File No. 0-10248.

2.	Registrant’s Report on Form 8-K: Item 5.07, Submission of Matters to a Vote of Security Holders, at the annual meeting of stockholders, reported on May 20, 2024. Commission File No. 0-10248.

FONAR CORPORATION AND SUBSIDIARIES

c)	EXHIBITS

3.1	Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1,Commission File No. 33-13365.

3.2	Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, Commission File No. 33- 62099.

3.3	Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-3, Commission File No. 333-63782.

3.4	Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, Commission File No. 0-10248.

3.5	By-Laws, as amended, of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

4.2	Specimen Class B Common Stock Certificate incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

10.1	License Agreement between the Registrant and Raymond V. Damadian incorporated by reference to Exhibit 10 (e) to Form 10-K for the fiscal year ended June 30, 1983, Commission File No. 0-10248.

10.2	Stock Purchase Agreement, dated July 31, 1997, by and between U.S. Health Management Corporation, Raymond V. Damadian, M.D. MR Scanning Centers Management Company and Raymond V. Damadian, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, July 31, 1997, commission File No: 0-10248.

10.3	Merger Agreement and Supplemental Agreement dated June 17, 1997 and Letter of Amendment dated June 27, 1997 by and among U.S. Health Management Corporation and Affordable Diagnostics Inc. et al., incorporated by reference to Exhibit 2.1 to the Registrant’s 8-K, June 30, 1997, Commission File No: 0-10248.

10.4	Stock Purchase Agreement dated March 20, 1998 by and among Health Management Corporation of America, FONAR Corporation, Giovanni Marciano, Glenn Muraca et al., incorporated by reference to Exhibit 2.1 to the Registrant’s 8-K, March 20, 1998, Commission File No: 0-10248.

10.5	Stock Purchase Agreement dated August 20, 1998 by and among Health Management Corporation of America, FONAR Corporation, Stuart Blumberg and Steven Jonas, incorporated by reference to Exhibit 2 to the Registrant’s 8-K, September 3, 1998, Commission File No. 0-10248.

FONAR CORPORATION AND SUBSIDIARIES

10.6	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No.: 333-96557.

10.7	Asset Purchase Agreement dated July 28, 2005 among Health Plus Management Services, L.L.C., Health Management Corporation of America, Dynamic Healthcare Management, Inc. and FONAR Corporation, incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K, August 2, 2005, Commission File No. 0-10248.

10.8	Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 2008. Commission File No. 0-10248.

10.9	2010 Stock Bonus Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No. 333-168771.

10.10	Operating Agreement for Imperial Management Services, LLC, incorporated by reference to Exhibit 10.37 to Form 10-K for the fiscal year ended June 30, 2011. Commission File No. 0-10248.

10.11	Operating Agreement for Health Diagnostics Management, LLC, incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248.

10.12	Modification to Operating Agreement for Health Diagnostics Management, LLC., See Exhibits. incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248.

10.13	Purchase Agreement dated March 5, 2013 among Health Diagnostics Management, LLC, Health Diagnostics, LLC and others. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 11, 2013. Commission File No. 0-10248.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-K for the fiscal year ended June 30, 2004, Commission File No.: 0-10248.

21.1	Subsidiaries of the Registrant. See Exhibits.

23.1	Consent of Marcum LLP Independent Registered Public Accounting Firm. See Exhibits.

31.1	Section 302 Certification. See Exhibits.

32.1	Section 906 Certification. See Exhibits.

97.1	Policy for the Recovery of Erroneously Awarded Compensation Pursuant to SEC Exchange Act Rule 10D-1

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION

Dated: September 28, 2024	By:	/s/Timothy Damadian
Timothy Damadian,
Chairman of the Board of Directors
Chief Executive Officer
President and Treasurer

	By	/s/Luciano B. Bonanni
Luciano B. Bonanni
Executive Vice President,
Chief Operating Officer and
Acting Principal Financial Officer

Signature	Title	Date
/s/ Timothy R. Damadian	Chairman of the Board of Directors	September 27, 2024
Timothy R. Damadian	Chief Executive Officer
President and Treasurer

/s/Claudette J.V. Chan	Director	September 27, 2024
Claudette J.V. Chan

/s/Ronald G. Lehman	Director	September 27, 2024
Ronald G. Lehman

/s/Richard E. Turk	Director	September 27, 2024
Richard E. Turk

/s/Jessica Maher	Director	September 27, 2024
Jessica Maher