Form 10-Q
period 2024-09-30
FONAR CORP
filed 2024-11-12
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended SEPTEMBER 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐, Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 8, 2024
Common Stock, par value $.0001	6,271,661
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2024 (Unaudited)	June 30, 2024
Current Assets:
Cash and cash equivalents	$54,193	$56,341
Short-term investments	136	136
Accounts receivable – net	3,873	4,035
Accounts receivable - related party	90	—
Medical receivable – net	23,069	23,992
Management and other fees receivable – net	43,569	41,954
Management and other fees receivable – related medical practices – net	9,522	9,865
Inventories	2,817	2,715
Prepaid expenses and other current assets	1,833	1,286
Total Current Assets	139,102	140,324

Accounts receivable – long term	856	830
Deferred income tax asset	6,357	7,223
Property and equipment – net	19,541	18,709
Note receivable – related party	594	581
Right-of-use-asset – operating leases	37,803	38,428
Right-of-use-asset – financing lease	481	531
Goodwill	4,269	4,269
Other intangible assets – net	2,794	2,870
Other assets	493	481
Total Assets	$212,290	$214,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2024 (Unaudited)	June 30, 2024
Current Liabilities:
Current portion of long-term debt	$48	$47
Accounts payable	1,082	1,856
Other current liabilities	5,348	7,941
Unearned revenue on service contracts	3,758	3,870
Unearned revenue on service contracts – related party	82	—
Operating lease liabilities - current portion	3,534	3,474
Financing lease liability - current portion	227	226
Customer deposits	346	443
Total Current Liabilities	14,425	17,857

Long-Term Liabilities:
Unearned revenue on service contracts	1,173	1,175
Deferred income tax liability	371	371
Due to related party medical practices	93	93
Operating lease liabilities – net of current portion	36,970	37,468
Financing lease liability – net of current portion	356	395
Long-term debt, less current portion	40	67
Other liabilities	35	32

Total Long-Term Liabilities	39,038	39,601
Total Liabilities	53,463	57,458

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS’ EQUITY:	September 30, 2024 (Unaudited)	June 30, 2024
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2024 and June 30, 2024, 313 issued and outstanding at September 30, 2024 and June 30, 2024	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2024 and June 30, 2024, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2024 and June 30, 2024, 6,373 issued at September 30, 2024 and June 30, 2024, respectively, 6,304 and 6,328 outstanding at September 30, 2024 and June 30, 2024 respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2024 and June 30, 2024; .146 issued and outstanding at September 30, 2024 and June 30, 2024	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2024 and June 30, 2024, 383 issued and outstanding at September 30, 2024 and June 30, 2024	—	—
Paid-in capital in excess of par value	180,608	180,608
Accumulated deficit	(10,489)	(13,624)
Treasury stock, at cost – 69 shares of common stock at September 30, 2024 and 45 shares of common stock at June 30, 2024	(1,432)	(1,017)
Total Fonar Corporation’s Stockholders’ Equity	168,688	165,968
Noncontrolling interests	(9,861)	(9,180)
Total Stockholders’ Equity	158,827	156,788
Total Liabilities and Stockholders’ Equity	$212,290	$214,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)
REVENUES	2024	2023
Patient fee revenue – net of contractual allowances and discounts	$7,487	$8,676
Product sales	120	164
Service and repair fees	1,992	1,864
Service and repair fees - related parties	45	28
Management and other fees	12,329	12,119
Management and other fees - related medical practices	2,987	2,987
Total Revenues – Net	24,960	25,838
COSTS AND EXPENSES
Costs related to patient fee revenue	4,646	4,427
Costs related to product sales	221	103
Costs related to service and repair fees	1,091	848
Costs related to service and repair fees - related parties	67	13
Costs related to management and other fees	7,319	7,024
Costs related to management and other fees – related medical practices	1,573	1,519
Research and development	307	467
Selling, general and administrative expenses	5,130	4,866
Total Costs and Expenses	20,354	19,267
INCOME FROM OPERATIONS	4,606	6,571
Other Income and (Expenses)
Interest Expense	(8)	(48)
Investment income – related party	13	—
Investment Income	639	507
Other income	(1)	—
Income Before Provision for Income Taxes and Noncontrolling Interests	5,249	7,030
Provision for Income Taxes	(1,249)	(1,670)
Net Income	4,000	5,360
Net Income - Noncontrolling Interests	(865)	(1,254)
Net Income – Attributable to FONAR	$3,135	$4,106
Net Income Available to Common Stockholders	$2,939	$3,855
Net Income Available to Class A Non-Voting Preferred Stockholders	$146	$187
Net Income Available to Class C Common Stockholders	$50	$64
Basic Net Income Per Common Share Available to Common Stockholders	$0.47	$0.60
Diluted Net Income Per Common Share Available to Common Stockholders	$0.46	$0.59
Basic and Diluted Income Per Share – Class C Common	$0.13	$0.17
Weighted Average Basic Shares Outstanding – Common Stockholders	6,304	6,408
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,432	6,563
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended September 30, 2024 (Unaudited)
	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2024	$1	6,373	$180,608	$(13,624)	$(1,017)	45	$(9,180)	$156,788
Net income	—	—	—	3,135	—	—	—	3,135
Purchase of Treasury stock	—	—	—	—	(415)	24	—	(415)
Distributions - Non controlling interests	—	—	—	—	—	—	(1,546)	(1,546)
Income - Non controlling interests	—	—	—	—	—	—	865	865
Balance – September 30, 2024	$1	6,373	$180,608	$(10,489)	$(1,432)	69	$(9,861)	$158,827

For the Three Months Ended September 30, 2023 (Unaudited)
	Common Stock	Common Stock (Shares)	Paid in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2023	$1	6,450	$182,613	$(24,191)	$(516)	11	$(7,079)	$156,788
Net income	—	—	—	4,106	—	—	—	4,106
Purchase of Treasury stock	—	—	—	—	(714)	43	—	(714)
Distributions - Non controlling interests	—	—	—	—	—	—	(1,401)	(1,401)
Income - Non controlling interests	—	—	—	—	—	—	1,254	1,254
Balance – September 30, 2023	$1	6,450	$182,613	$(20,085)	$(1,230)	54	$(7,226)	$154,073

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)
	2024	2023
Cash Flows from Operating Activities:
Net income	$4,000	$5,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,063	1,195
Amortization of right-of-use assets	1,033	1,024
Recovery for credit losses	(27)	(68)
Deferred tax expense	866	1,242
Changes in operating assets and liabilities, net:
Accounts, medical and management fee receivable(s)	(278)	(2,837)
Notes receivable	—	5
Notes receivable – related party	(13)	—
Inventories	(102)	(255)
Prepaid expenses and other current assets	(547)	293
Other assets	(11)	29
Accounts payable	(774)	(539)
Other current liabilities	(2,625)	(1,463)
Operating lease liabilities	(796)	(1,322)
Financing lease liabilities	(37)	(54)
Customer deposits	(98)	20
Other liabilities	3	(12)
Net cash provided by operating activities	1,657	2,618
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,805)	(63)
Cost of patents	(13)	(16)
Net cash used in investing activities	(1,818)	(79)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(26)	(11)
Purchase of treasury stock	(415)	(714)
Distributions to noncontrolling interests	(1,546)	(1,401)
Net cash used in financing activities	(1,987)	(2,126)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,148)	413
Cash and Cash Equivalents - Beginning of Period	56,341	51,280
Cash and Cash Equivalents - End of Period	$54,193	$51,693

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on September 27, 2024 for the fiscal year ended June 30, 2024.

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

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The revenue recognition standard in FASB ASC 606 “Revenue Recognition – Construction-Type and Production-Type Contracts” outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgements employed in the determination of revenue.

The Company’s revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. The Company’s performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than the Company’s standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

The Company’s patient fee revenue, net of contractual allowances and discounts for the three months ended September 30, 2024 and 2023 are summarized in the following table.

	For the Three Months Ended September 30,
	2024	2023
Commercial Insurance/ Managed Care	$1,204	$1,173
Medicare/Medicaid	261	271
Workers’ Compensation/Personal Injury	4,699	5,138
Other	1,323	2,094
Patient Fee Revenue, net of contractual allowances and discounts	$7,487	$8,676

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2024 and 2023.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2024 and 2023, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share (Continued)

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,135	$2,939	$50	$4,106	$3,855	$64
Denominator:
Weighted average shares outstanding	6,304	6,304	383	6,408	6,408	383
Basic income per common share	$0.50	$0.47	$0.13	$0.64	$0.60	$0.17
Diluted
Denominator: Weighted average shares outstanding		6,304	383		6,408	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,432	383		6,536	383
Diluted income per common share		$0.46	$0.13		$0.59	$0.17

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

In December 2023, The Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (740) “Improvements to Income Tax Disclosures”, which requires the annual financial statements to include consistent categories and great disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the effect that the adoption of ASU 2023-09 will have on its disclosures.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2024 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2024 or 2023, and it does not believe that any of those standards will have a significant impact on our consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at September 30, 2024, and June 30, 2024:

	September 30, 2024
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$4,039	$166	$3,873
Accounts receivable - related party	$90	—	$90
Medical receivable	$23,069	$—	$23,069
Management and other fees receivable	$55,197	$11,628	$43,569
Management and other fees receivable from related medical practices (“PC’s”)	$16,347	$6,825	$9,522

	June 30, 2024
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$4,201	$166	$4,035
Medical receivable	$23,992	$—	$23,992
Management and other fees receivable	$54,324	$12,370	$41,954
Management and other fees receivable from related medical practices (“PC’s”)	$15,975	$6,110	$9,865

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

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term Accounts Receivable

Long term accounts receivable balances at September 30, 2024 and June 30, 2024 amounted to approximately $856 and $830 respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of September 30, 2024 is as follows:

2026	$693
2027	328
2028	87
2029	65
Total	$1,173

Medical Receivables

Medical receivables are due under fee-for-service contracts from third party payors, such as hospitals, government sponsored healthcare programs, patient’s legal counsel and directly from patients. Substantially all the revenue relates to patients residing in Florida. Medical receivables are recorded at net realizable value based on the estimated amounts the Company expects to receive from patients and third-party payors. The medical receivable is reduced by contractual adjustments based on the historical experience with each payor class at each location.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

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

The Company combines an objective and subjective loss-rate methodology to estimate expected credit losses based on the collateral owned by each PC. This involves objectively using historical loss rates to pools of receivables with similar risk characteristics (i.e. various insurance payors) and then subjectively adjusting for current and forward-looking economic conditions which would include trends seen within the industry and newly enacted regulation. The Company also incorporates qualitative factors, such as changes in the nature and volume of the receivables, regulatory changes, and other relevant factors.

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.0% and 11.6% of the consolidated net revenues for the three months ended September 30, 2024 and 2023, respectively.

Tallahassee Magnetic Resonance Imaging, Inc. Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. Additional Company managed entities also operate under a guaranty agreement, pursuant to which management fees are payable to the Company.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING & FINANCING LEASES

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (ASC) 842 – “Leases”, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 19 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company.

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2024 is as follows:

Twelve Months Ending September 30,	Operating Lease Payments	Financing Lease Payments
2025	$5,920	$244
2026	5,658	244
2027	5,363	122
2028	5,167	—
2029	4,850	—
Thereafter	28,069	—
Present value discount	(14,523)	(27)
Total lease liability	$40,504	$583

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2024	June 30, 2024
Purchased parts, components and supplies	$2,561	$2,524
Work-in-process	256	191
Total Inventories	$2,817	$2,715

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2024	June 30, 2024
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	5,273	5,260
Non-compete	4,150	4,150
Customer relationships	3,900	3,900
Gross Other intangible assets	20,328	20,315
Less: Accumulated amortization	17,534	17,445
Other Intangible Assets	$2,794	$2,870

Amortization of patents and copyrights for the three months ended September 30, 2024 and 2023 amounted to $39 and $43, respectively.

Amortization of customer relationships for the three months ended September 30, 2024 and 2023 amounted to $50 and $50, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2024	June 30, 2024
Accrued salaries, commissions and payroll taxes	$2,708	$4,678
Sales tax payable	201	197
Federal and state income taxes payable	543	1,461
Legal and other professional fees	11	11
Accounting fees	32	120
Self-funded health insurance reserve	177	121
Accrued interest and penalty	4	4
Other general and administrative expenses	1,672	1,349
Other Current Liabilities	$5,348	$7,941

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2024. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended September 30, 2024
Net revenues from external customers	$2,157	$22,803	$24,960
Inter-segment net revenues	$289	$—	$289
(Loss) Income from operations	$(1,044)	$5,650	$4,606
Depreciation and amortization	$51	$1,012	$1,063
Capital expenditures	$72	$1,746	$1,818

For the three months ended September 30, 2023
Net revenues from external customers	$2,056	$23,782	$25,838
Inter-segment net revenues	$254	$—	$254
(Loss) Income from operations	$(738)	$7,309	$6,571
Depreciation and amortization	$61	$1,134	$1,195
Capital expenditures	$16	$63	$79

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2024 and September 30, 2023, the Company paid $8 and $48 for interest, respectively.

During the three months ended September 30, 2024 and September 30, 2023, the Company paid $1,301 and $150 for income taxes, respectively.

During the three months ended September 30, 2024 and September 30, 2023, the Company obtained Right-of-use and equipment assets in exchange for lease obligations of $359 and $1,109 respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2024.

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the three months ended September 30, 2024 and 2023, the Company repurchased 24 and 43 shares at a cost of $415 and $714, respectively.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2024 and June 30, 2024, the Company had approximately $177 and $121, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $1,249 in 2023 as compared to $1,670 in 2023. The 2024 provision is comprised of a current income tax component of $383 and a deferred income tax component of $866. Obligations for any liability associated with the current income tax provision has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $6,357 and a deferred tax liability of $371 as of September 30, 2024, primarily relating to allowance for credit losses and tax credits.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2020.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of September, 2024, no such changes in ownership have occurred.

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

SEPTEMBER 30, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $576,857 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. During the three months ending September 30, 2024 the Company recorded $12 in investment income on this promissory note. The MRI scanner had zero basis, which resulted in a gain of $576,857, which was recorded during the year ended June 30, 2024. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2024 and through the date the condensed consolidated financial statements were issued.

As of October 31, 2024, the Company repurchased 32 shares of common stock at a cost of $503 which was authorized under the stock repurchase plan adopted in September 2022.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, item 1 of the Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended June 30, 2024 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the U.S. Securities and Exchange Commission (SEC) on September 27, 2024.

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately. Many of these assumptions involve factors which are beyond our control. Although we believe that our assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such information should not be considered a representation by us or any other person that our objectives will be achieved.

For the three month period ended September 30, 2024, we reported a net income of $4.0 million on revenues of $25.0 million as compared to net income of $5.4 million on revenues of $25.8 million for the three month period ended September 30, 2023. Operating income decreased from $6.6 million for the three month period ended September 30, 2023 to $4.6 million for the three month period ended September 30, 2024.

The revenue decrease, from $25.8 million for the first three months of fiscal 2024 to $25.0 million for the first three months of fiscal 2025, was primarily due to decreases in patient fee revenue of $1.2 million, from $8.7 million for the first three months of fiscal 2024 to $7.5 million for the first three months of fiscal 2025. Revenues from product sales and service and repair fees increased from $2.1 million for the first three months of fiscal 2024 as compared to $2.2 million for the first three months of fiscal 2025.

During the three months ended September 30, 2024, the aggregate number of scans performed by the sites we manage or own increased to 53,054 scans from 50,744 scans in the three months ended September 30, 2023. This increase was due to operational efficiencies arising out of improvements in our information technology systems, including optimizing our use of AIRS SwiftMR™ software and changes to our employee incentive plan.

FONAR CORPORATION AND SUBSIDIARIES

The combination of our revenues decreasing along with our costs and expenses increasing caused our operating income to decrease to $4.6 million for the three months ended September 30, 2024 as compared to $6.6 million for the three months ended September 30, 2023. In terms of percentages, costs and expenses increased 5.6% to $20.4 million for the first three months of fiscal 2025 as compared to $19.3 million for the first three months of fiscal 2024, while revenues decreased 3.4% to $25.0 million for the first three months of fiscal 2025 as compared to $25.8 million for the first three months of fiscal 2024.

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

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by Fonar, and diagnostic facilities management services, which is conducted through HMCA.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $120,000 for the first three months of fiscal 2025 from $164,000 for the first three months of fiscal 2024. Costs related to product sales increased from $103,000 for the three month period ended September 30, 2023 to $221,000 for the three month period ended September 30, 2024. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues increased to $2.0 million for the first three month period ended September, 2024 from $1.9 million for the first three month period ended September 30, 2023.

Costs relating to providing service were $1.2 million in the first three months of fiscal 2025 as compared to $861,000 in the first three months of fiscal 2024. The increase is attributable to spending on our subsidiary dedicated to the maintenance and repair of non-Fonar MRI equipment, and various costs related to the marketing and distribution of SwiftMR™ software. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

FONAR CORPORATION AND SUBSIDIARIES

There were approximately $159,000 in foreign revenues for the first three months of fiscal 2025 as compared to $138,000 for the first three months of fiscal 2024. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment increased to $2.2 million for the first three months of fiscal 2025 from $2.1 million for the first three months of fiscal 2024. Operating losses for our medical equipment segment increased to an operating loss of $1.0 million, for the first three months of fiscal 2025 as compared to an operating loss of $738,000 for the first three months of fiscal 2024.

Diagnostic Facilities Management Services

HMCA revenues decreased in the first three months of fiscal 2025 by 4.1% to $22.8 million from $23.8 million for the first three months of fiscal 2024. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues decreased slightly to 91.4% for the first three months of fiscal 2025, from 92.0% for the first three months of fiscal 2024.

The number of scans performed at our centers and at our clients’ centers increased to approximately 53,100 in the first three months of fiscal 2025 from approximately 50,700 in the first three months of fiscal 2024. The increase in scans was mainly due to operational efficiencies gained from the reduction of MRI scan times.

We completed the installation of a new scanner in the Naples, Florida location at the end of the first quarter. We now manage or own a total of 43 MRI scanners. Twenty-five (25) MRI scanners are located in New York and eighteen (18) are located in Florida. HMCA experienced an operating income of $5.7 million for the first three months of fiscal 2025 compared to operating income of $7.3 million for the first three months of fiscal 2024. The decrease in operating revenue is a combination of increased expenses and reduced patient fee revenue at the HMCA-owned Florida sites. Expenses increased in the form of staffing costs, equipment repair costs, and helium replacement costs. Although scan volume was up in the aggregate, a decrease in patient fee revenue at the HMCA-owned Florida sites also contributed to the reduction on operating income.

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

FONAR CORPORATION AND SUBSIDIARIES

HMCA’s cost of revenues for the first three months of fiscal 2025 increased to $13.5 million as compared to $12.9 million for the first three months of fiscal 2024. This increase is the result of increased expenses from scanning volume at our HMCA-managed sites, where revenues are fixed pursuant to the management agreements.

Consolidated

For the first three months of fiscal 2025, our consolidated net revenues decreased by 3.4% to $25.0 million from $25.8 million for the first three months of fiscal 2024, and total costs and expenses increased by 5.6% to $20.4 million from the first three months of fiscal 2025 as compared to $19.3 million for the first three months of fiscal 2024 respectively. As a result, our operating income decreased to $4.6 million in the first three months of fiscal 2025 as compared to $6.6 million in the first three months of fiscal 2024. A decrease in selling, general and other administrative costs in particular resulted in cost and expenses increase at a much lower percentage as compared to the increase in net revenues.

Selling, general and administrative expenses increased to $5.1 million in the first three months of fiscal 2025 from $4.9 million in the first three months of fiscal 2024. This increase in selling, general and administrative expenses was due mainly to a new outside billing contract.

Research and development expenses decreased by 34.3% to $307,000 for the first three months of fiscal 2025 from $467,000 for the first three months of fiscal 2024.

Interest expense in the first three months of fiscal 2025 decreased by 83.3% to $8,000 from $48,000 in the first three months of fiscal 2024.

The results of operations for the first three months of fiscal 2025 reflect an decrease in revenues from management, patient and other fees, as compared to the first three months of fiscal 2024 ($22.8 million for the first three months of fiscal 2025 as compared to $23.8 million for the first three months of fiscal 2024), coupled with an increase in the total cost and expenses ($20.4 million for the first three months of fiscal 2025 as compared to $19.3 million for the first three months of fiscal 2024). Revenues were 8.6% from the MRI equipment segment and 91.4% from HMCA, for the first three months of fiscal 2025, as compared to 8.0% from the MRI equipment segment and 92.0% from HMCA for the first three months of fiscal 2024.

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

Medicare reimbursement rates for MRI scans continue to see year over year reductions. This also results in a reduction in the reimbursement rates by commercial insurers and government programs which tie their reimbursement rates to the Medicare rates. The patient volume of the scanning centers we manage or own has enabled us to maintain healthy operating results in spite of these reductions.

Our Upright® MRI (also referred to as the Stand-Up® MRI), together with our works-in-progress, are intended to significantly improve our competitive position.

FONAR CORPORATION AND SUBSIDIARIES

The Upright® MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would not have been addressable for lack of visualizing the symptom causing the pathology and therefore, in general enables the treating physician to achieve a better outcome for his patient. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built multi-position adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. This allows the MRI technologist to ask the patient to position himself/herself in the exact position that generates pain so that images of the patient in the position that explicitly generates the patient’s pain can be nailed down. Full-range-of-motion studies of the joints in virtually any direction are possible, a particularly promising feature for sports injuries.

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments decreased from $56.4 million at June 30, 2024 to $54.3 million at September 30, 2024.

Cash provided by operating activities for the first three months of fiscal 2025 was $1.6 million. Cash provided by operating activities was attributable principally to net income of $4.0 million, depreciation and amortization of $1.1 million, amortization on right-to-use assets of $1.0 million, and deferred income tax of $866,000, offset by an increase in accounts, management fee receivables and medical receivables of $278,000, a decrease of operating lease liabilities of $796,000 and a decrease in other current liabilities of $2.6 million.

Cash used in investing activities for the first three months of fiscal 2025 was $1.8 million. Cash used in investing activities during the first three months of fiscal 2025 consisted of patent costs of $13,000 and the purchase of property and equipment of $1.8 million.

Cash used in financing activities for the first three months of fiscal 2025 was $2.0 million. The principal uses of cash in financing activities during the first three months of fiscal 2025 were the repayment of principal on long-term debt and capital lease obligations of $26,000, the purchase of treasury stock of $415,000 and distributions to non-controlling interests of $1.5 million.

Total liabilities decreased by 7.0% to $53.5 million at September 30, 2024 from $57.5 million at June 30, 2024. “Other” current liabilities decreased by 32.7% to $5.3 million at September 30, 2024 from $7.9 million at June 30, 2024. The current portion of our service contract liabilities decreased by 0.8% to $3.8 million at September 30, 2024 as compared to $3.9 million at June 30, 2024. The long term portion of operating lease liability decreased from $37.5 million at June 30, 2024 to $37.0 million at September 30, 2024.

As of September 30, 2024, the total of $5.3 million in “other” current liabilities included accrued salaries and payroll taxes of $2.7 million, sales taxes payable of $201,000 and other general and administrative expenses of $1.7 million.

Our working capital increased to $124.7 million at September 30, 2024 from $122.5 million at June 30, 2024. This resulted from a decrease in current assets ($140.3 million at June 30, 2024 as compared to $139.1 million at September 30, 2024), and a decrease in current liabilities from $17.9 million at June 30, 2024 to $14.4 million at September 30, 2024.

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

Fonar is committed to making the following significant capital expenditures for the remainder of the 2025 fiscal year. The Company is in the process of placing an additional scanner in a current location in New York and anticipates it to be completed by the fourth quarter of fiscal 2025. The estimated costs to complete this project have been estimated to be $2.0 million.

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

FONAR CORPORATION AND SUBSIDIARIES

The Company believes that its business plan has been responsible for its profitability in the past ten consecutive fiscal years and first three months of fiscal 2025, and that its capital resources will be adequate to support operations through at least November 10, 2025. The future effects on our business of healthcare legislation, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2024.

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

2. Inflation. Inflation has drastically increased our costs for both materials and labor. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued costs increases, coupled with reduced reimbursement rates may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

3. Cybersecurity threats. The healthcare industry has increasingly become a target for threat actors. Our organization relies on information technology systems and computer networks to operate. Our partners, vendors, and business associates are equally reliant on their own computer systems to provide the services that we depend on to perform core functions. Data incidents in the form of breaches, ransomware attacks, denial-of-service attacks, and a variety of other hazards could materially disrupt our operations, or the operations of our partners. In addition, the costs to respond to such incidents related to rebuilding internal systems, restoring data, responding to regulatory investigations and/or litigation could be significant. Our cybersecurity liability insurance may be inadequate to cover these losses. The cost of maintaining and improving our security technologies to protect ourselves from these threats is increasing. Risks outside of our control, such as cybersecurity attacks to our partners, vendors and business associates could threaten our ability to operate in the short term and reduce operating margins.

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

9. Current and future changes in Florida Insurance Law. On March 24, 2023, Florida enacted House Bill 837. Dubbed the Tort Reform Act, the bill made sweeping changes to Florida’s negligence laws that negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, higher administrative costs, and lower reimbursement rates. The full extent of those reductions are unclear at this time. Florida legislators continue to propose significant changes to the current structure of Florida’s insurance industry, which may impact our future operations in Florida.

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

The following table summarizes the number of shares repurchased during the three months ended September 30, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
July 1, 2024 - July 30, 2024	5,717	$17.23	5,717	4,635
August 1, 2024 - August 31, 2024	7,944	$17.40	7,944	4,497
September 1, 2024 - September 30, 2024	10,755	$16.63	10,755	4,318
Total	24,416	$17.02	24,416

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information:

Rule 10b5-1 Trading Plan

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

FONAR CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on September 30, 2024, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2024.

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

Dated: November 12, 2024