Form 10-Q
period 2024-12-31
FONAR CORP
filed 2025-02-19
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐

For the quarterly period ended DECEMBER 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 3, 2025
Common Stock, par value $.0001	6,203,465
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

ASSETS

	December 31, 2024 (Unaudited)	June 30, 2024 (Note 1)
Current Assets:
Cash and cash equivalents	$53,583	$56,341
Short-term investments	121	136
Accounts receivable – net of allowance for credit losses of $273 and $166 at December 31, 2024 and June 30, 2024, respectively	3,390	4,035
Accounts receivable _ related party	60	—
Medical receivable – net	23,496	23,992
Management and other fees receivable – net of allowance for credit losses of $12,663 and $12,370 at December 31, 2024 and June 30, 2024, respectively	42,485	41,954
Management and other fees receivable – related medical practices – net of allowance for credit losses of $6,989 and $6,110 at December 31, 2024 and June 30, 2024, respectively	9,677	9,865
Inventories	2,858	2,715
Prepaid expenses and other current assets	1,962	1,286
Total Current Assets	137,632	140,324

Accounts receivable – long term	724	830
Deferred income tax asset	6,113	7,223
Property and equipment – net	19,270	18,709
Note receivable – related party	607	581
Right-of-use-asset – operating leases	34,946	38,428
Right-of-use-asset – financing lease	496	531
Goodwill	4,269	4,269
Other intangible assets – net	3,407	2,870
Other assets	493	481
Total Assets	$207,957	$214,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY

	December 31, 2024 (Unaudited)	June 30, 2024 (Note 1)
Current Liabilities:
Current portion of long-term debt	$49	$47
Accounts payable	953	1,856
Other current liabilities	3,912	7,941
Unearned revenue on service contracts	3,413	3,870
Unearned revenue on service contracts – related party	55	—
Operating lease liabilities _ current portion	3,259	3,474
Financing lease liability _ current portion	244	226
Customer deposits	357	443
Total Current Liabilities	12,242	17,857

Long-Term Liabilities:
Unearned revenue on service contracts	1,050	1,175
Deferred income tax liability	371	371
Due to related party medical practices	93	93
Operating lease liabilities – net of current portion	34,927	37,468
Financing lease liability – net of current portion	290	395
Long-term debt, less current portion	7	67
Other liabilities	26	32

Total Long-Term Liabilities	36,764	39,601
Total Liabilities	49,006	57,458

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY (Continued)

EQUITY:	December 31, 2024 (Unaudited)	June 30, 2024 (Note 1)
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2024 and June 30, 2024, 313 issued and outstanding at December 31, 2024 and June 30, 2024	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2024 and June 30, 2024, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2024 and June 30, 2024, 6,207 and 6,373 issued at December 31, 2024 and June 30, 2024, respectively, 6,203 and 6,328 outstanding at December 31, 2024 and June 30, 2024, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at December 31, 2024 and June 30, 2024, 0.146 issued and outstanding at December 31, 2024 and June 30, 2024	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2024 and June 30, 2024, 383 issued and outstanding at December 31, 2024 and June 30, 2024	—	—
Paid-in capital in excess of par value	178,758	180,608
Accumulated deficit	(8,525)	(13,624)
Treasury stock, at cost – 4 shares of common stock at December 31, 2024 and 45 shares of common stock at June 30, 2024	(395)	(1,017)
Total FONAR Corporation’s Stockholders’ Equity	169,839	165,968
Noncontrolling interests	(10,888)	(9,180)
Total Equity	158,951	156,788
Total Liabilities and Equity	$207,957	$214,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED DECEMBER 31, (Unaudited)
REVENUES	2024	2023
Patient fee revenue – net of contractual allowances and discounts	$7,944	$8,221
Product sales	25	55
Service and repair fees	1,759	1,778
Service and repair fees _ related parties	45	28
Management and other fees	12,189	12,316
Management and other fees _ related medical practices	2,988	2,988
Total Revenues – Net	24,950	25,386
COSTS AND EXPENSES
Costs related to patient fee revenue	4,623	4,602
Costs related to product sales	221	302
Costs related to service and repair fees	938	784
Costs related to service and repair fees _ related parties	28	12
Costs related to management and other fees	7,801	7,208
Costs related to management and other fees – related medical practices	1,601	1,590
Research and development	376	416
Selling, general and administrative expenses	6,927	5,587
Total Costs and Expenses	22,515	20,501
INCOME FROM OPERATIONS	2,435	4,885
Other income and (expenses)
Interest expense	(6)	(10)
Investment income – related party	13	—
Investment income	524	534
Other income – related party	—	577
Other income	1	—
Income Before Provision for Income Taxes and Noncontrolling Interests	2,967	5,986
Provision for income taxes	(762)	(1,366)
Consolidated Net Income	2,205	4,620
Net Income - Noncontrolling Interests	(241)	(861)
Net Income – Attributable to FONAR	$1,964	$3,759
Net Income Available to Common Stockholders	$1,840	$3,525
Net Income Available to Class A Non-Voting Preferred Stockholders	$93	$175
Net Income Available to Class C Common Stockholders	$31	$59
Basic Net Income Per Common Share Available to Common Stockholders	$0.29	$0.55
Diluted Net Income Per Common Share Available to Common Stockholders	$0.29	$0.54
Basic and Diluted Income Per Share – Class C Common	$0.08	$0.16
Weighted Average Basic Shares Outstanding – Common Stockholders	6,303	6,437
Weighted Average Diluted Shares Outstanding _ Common Stockholders	6,431	6,565
Weighted Average Basic and Diluted Shares Outstanding _ Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	FOR THE SIX MONTHS ENDED DECEMBER 31, (Unaudited)
REVENUES	2024	2023
Patient fee revenue – net of contractual allowances and discounts	$15,431	$16,896
Product sales	145	219
Service and repair fees	3,751	3,643
Service and repair fees _ related parties	90	55
Management and other fees	24,518	24,436
Management and other fees _ related medical practices	5,975	5,975
Total Revenues – Net	49,910	51,224
COSTS AND EXPENSES
Costs related to patient fee revenue	9,269	9,029
Costs related to product sales	442	405
Costs related to service and repair fees	2,029	1,633
Costs related to service and repair fees _ related parties	96	25
Costs related to management and other fees	15,111	14,231
Costs related to management and other fees – related medical practices	3,174	3,109
Research and development	683	883
Selling, general and administrative expenses	12,065	10,453
Total Costs and Expenses	42,869	39,768
INCOME FROM OPERATIONS	7,041	11,456
Other income and (expenses)
Interest Expense	(14)	(58)
Investment income – related party	26	—
Investment income	1,163	1,040
Other income – related party	—	577
Other income	—	1
Income Before Provision for Income Taxes and Noncontrolling Interests	8,216	13,016
Provision for income taxes	(2,011)	(3,036)
Consolidated Net Income	6,205	9,980
Net Income Noncontrolling Interests	(1,106)	(2,115)
Net Income – Attributable to FONAR	$5,099	$7,865
Net Income Available to Common Stockholders	$4,775	$7,375
Net Income Available to Class A Non-Voting Preferred Stockholders	$241	$365
Net Income Available to Class C Common Stockholders	$83	$125
Basic Net Income Per Common Share Available to Common Stockholders	$0.76	$1.14
Diluted Net Income Per Common Share Available to Common Stockholders	$0.74	$1.12
Basic and Diluted Income Per Share – Class C Common	$0.22	$0.33
Weighted Average Basic Shares Outstanding – Common Stockholders	6,313	6,448
Weighted Average Diluted Shares Outstanding _ Common Stockholders	6,441	6,576
Weighted Average Basic and Diluted Shares Outstanding _Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended December 31, 2024
	Common Stock	Common Stock Outstanding (Shares)	Paid-in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – September 30, 2024	$1	6,328	$180,608	$(10,489)	$(1,432)	69	$(9,861)	$158,827
Net income	—	—	—	1,964	—	—	—	1,964
Purchase of Treasury stock	—	—	—	—	(926)	60	—	(926)
Cancellation of Treasury stock	—	(125)	(1,963)	—	1,963	(125)	—	—
Sale - Non controlling interests	—	—	113	—	—	—	19	132
Distributions - Non controlling interests	—	—	—	—	—	—	(1,287)	(1,287)
Income - Non controlling interests	—	—	—	—	—	—	241	241
Balance – December 31, 2024	$1	6,203	$178,758	$(8,525)	$(395)	4	$(10,888)	$158,951

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ended December 31, 2023

	Common Stock	Common Stock Outstanding (Shares)	Paid-in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – September 30, 2023	$1	6,451	$182,613	$(20,085)	$(1,230)	55	$(7,226)	$154,073
Net income	—	—	—	3,759	—	—	—	3,759
Purchase of Treasury stock	—	—	—	—	(1,171)	72	—	(1,171)
Cancellation of shares	—	(123)	(2,006)	—	2,006	(123)	—	—
Distributions - Non controlling interests	—	—	—	—	—	—	(1,225)	(1,225)
Income - Non controlling interests	—	—	—	—	—	—	861	861
Balance – December 31, 2023	$1	6,328	$180,607	$(16,326)	$(395)	4	$(7,590)	$156,297

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Six Months Ended December 31, 2024
	Common Stock	Common Stock Outstanding (Shares)	Paid-in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2024	$1	6,328	$180,608	$(13,624)	$(1,017)	45	$(9,180)	$156,788
Net income	—	—	—	5,099	—	—	—	5,099
Purchase of Treasury stock	—	—	—	—	(1,341)	84	—	(1,341)
Cancellation of Treasury stock	—	(125)	(1,963)	—	1,963	(125)	—	—
Sale - Non controlling interests	—	—	113	—	—	—	19	132
Distributions - Non controlling interests	—	—	—	—	—	—	(2,833)	(2,833)
Income - Non controlling interests	—	—	—	—	—	—	1,106	1,106
Balance – December 31, 2024	$1	6,203	$178,758	$(8,525)	$(395)	4	$(10,888)	$158,951

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 For the Six Months Ended December 31, 2023

	Common Stock	Common Stock Outstanding (Shares)	Paid-in capital in excess of par value	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2023	$1	6,451	$182,613	$(24,191)	$(516)	11	$(7,079)	$150,828
Net income	—	—	—	7,865	—	—	—	7,865
Purchase of Treasury stock	—	—	—	—	(1,885)	116	—	(1,885)
Cancellation of shares	—	(123)	(2,006)	—	2,006	(123)	—	—
Distributions - Non controlling interests	—	—	—	—	—	—	(2,626)	(2,626)
Income - Non controlling interests	—	—	—	—	—	—	2,115	2,115
Balance – December 31, 2023	$1	6,328	$180,607	$(16,326)	$(395)	4	$(7,590)	$156,297

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2024	2023
Cash Flows from Operating Activities:
Consolidated Net income	$6,205	$9,980
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,298	2,415
Net change in operating right of use assets and lease liabilities	(63)	(119)
Provision for credit losses	1,279	355
Deferred tax expense	1,111	2,284
Gain on sale of equipment – related party	—	(577)
Changes in operating assets and liabilities, net:
Accounts, medical and management fee receivable(s)	(435)	(4,958)
Notes receivable	—	50
Notes receivable – related party	(26)	—
Inventories	(143)	(265)
Prepaid expenses and other current assets	(677)	217
Other assets	(11)	22
Accounts payable	(903)	(244)
Other current liabilities	(4,556)	(2,341)
Financing lease liabilities	(86)	(108)
Customer deposits	(87)	(3)
Other liabilities	(7)	(19)
Net cash provided by operating activities	3,899	6,689
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,552)	(192)
Proceeds from short term investments	15	—
Cost of patents	(20)	(20)
Net cash used in investing activities	(2,557)	(212)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(58)	(21)
Sale of noncontrolling interest	132	—
Purchase of treasury stock	(1,341)	(1,885)
Distributions to noncontrolling interests	(2,833)	(2,626)
Net cash used in financing activities	(4,100)	(4,532)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,758)	1,945
Cash and Cash Equivalents - Beginning of Period	56,341	51,280
Cash and Cash Equivalents - End of Period	$53,583	$53,225

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and Health Diagnostics Management (“HDM”). Imperial Management Services, LLC contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. As of June 30, 2024, the Company had a direct ownership interest of 70.8% and the investors’ a 29.2% ownership interest. During the quarter ended December 31, 2024, the Company sold non-controlling interests to a minority shareholder for $132. Currently, the Company has a direct ownership interest of 70.63% and the investors’ have a 29.37% ownership interest. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”.

Basis of Presentation

These unaudited condensed consolidated financial statements for the period ended December 31, 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, from which the accompanying balance sheet at June 30, 2024 was derived. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature. The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation (Continued)

The Company evaluates theses estimates and judgements on an ongoing basis. The Company bases estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and six months ended December 31, 2024 and 2023 are summarized in the following table:

Schedule of patient fee revenue - net
	For the Three Months Ended December 31,
	2024	2023
Commercial Insurance/Managed Care	$1,174	$1,243
Medicare/Medicaid	301	284
Workers’ Compensation/Personal Injury	4,683	4,907
Other	1,786	1,787
Patient Fee Revenue, net of contractual allowances and discounts	$7,944	$8,221

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)	For the Six Months Ended December 31,
	2024	2023
Commercial Insurance/ Managed Care	$2,378	$2,416
Medicare/Medicaid	562	555
Workers’ Compensation/Personal Injury	9,382	10,044
Other	3,109	3,881
Patient Fee Revenue, net of contractual allowances and discounts	$15,431	$16,896

Management and other fee receivable

HMCA generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under annual management contracts with HMCA clients. Management fee receivable is related to the management fees outstanding from the related and non-related professional corporations (“PCs”) under the management agreements.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC Topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the converted method in calculating diluted income per share for the three and six months ended December 31, 2024 and 2023.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2024 and 2023, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

Schedule of earning per share
	Three months ended December 31, 2024			Three months ended December 31, 2023
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$1,964	$1,840	$31	$3,759	$3,525	$59
Denominator:
Weighted average shares outstanding	6,686	6,303	383	6,437	6,437	383
Basic income per common share	$0.31	$0.29	$0.08	$0.58	$0.55	$0.16
Diluted
Denominator: Weighted average shares outstanding		6,303	383		6,437	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,431	383		6,565	383
Diluted income per common share		$0.29	$0.08		$0.54	$0.16

	Six months ended December 31, 2024			Six months ended December 31, 2023
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$5,099	$4,775	$83	$7,865	$7,375	$125
Denominator:
Weighted average shares outstanding	6,696	6,313	383	6,448	6,448	383
Basic income per common share	$0.81	$0.76	$0.22	$1.22	$1.14	$0.33
Diluted
Denominator: Weighted average shares outstanding		6,313	383		6,448	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,441	383		6,576	383
Diluted income per common share		$0.74	$0.22		$1.12	$0.33

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Correction of immaterial errors

In conjunction with preparing its interim financial statements for the three and six months ended December 31, 2024, the Company determined that its calculation of Right to Use Assets and Operating Lease Liabilities at the end of the past two annual periods and at September 30, 2024 and 2023 contained three immaterial errors. The Company evaluated the errors, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. The Company then evaluated whether the cumulative amount of the misstatement was material to its projected fiscal 2025 results of operations, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for the six and three months ended December 31, 2024 include an out-of-period correction of the following three items; a) a reclass of a software license of $1.3 million from Right to Use Asset/Liabilities to an intangible asset, b) a decrease to ROU of $1.7 million and an increase to Lease Liability of $1.1 million to correct the discounting of future lease payments and c) correct the accounting for 6 lease modifications.. The correction of these three errors resulted in an out of period charge to expenses of $116 to pre-tax income for the three and six months ended December 31, 2024.

Recent Accounting Standards

In December 2023, The Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and great disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the effect that the adoption of ASU 2023-09 will have on its disclosures.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extended certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The effective date for public entities is for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company is expected to adopt the new disclosures as required and are currently evaluating the impact on the related disclosures.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2024 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2024 or 2023, and it does not believe that any of those standards will have a significant impact on our unaudited consolidated condensed financial statements at the time they become effective.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net are comprised of the following at December 31, 2024, and June 30, 2024:

Schedule of financing receivable noncurrent allowance for credit loss
	December 31, 2024
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$3,663	$273	$3,390
Accounts receivable - related party	$60	$—	$60
Medical receivable	$23,496	$—	$23,496
Management and other fees receivable	$55,148	$12,663	$42,485
Management and other fees receivable from related medical practices (“PC’s”)	$16,666	$6,989	$9,677

	June 30, 2024
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$4,201	$166	$4,035
Medical receivable	$23,992	$—	$23,992
Management and other fees receivable	$54,324	$12,370	$41,954
Management and other fees receivable from related medical practices (“PC’s”)	$15,975	$6,110	$9,865

The Company’s customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Accounts Receivable

Credit risk with respect to the Company’s accounts receivable related to product sales and service and repair fees is limited due to the customer advances received prior to the commencement of work performed and the billing of amounts to customers as sub-assemblies are completed. Service and repair fees are billed on a monthly or quarterly basis and the Company does not continue providing these services if accounts receivable become past due. The Company has established a current expected credit loss (“CECL”) to address the risk that a portion of these fees will not be paid. The Company controls credit risk with respect to accounts receivable from service and repair fees through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. The Company performs ongoing credit authorizations before a product sales contract is entered into or service and repair fees are provided.

Long Term-Accounts Receivable

Long term-accounts receivable balances at December 31, 2024 and June 30, 2024 amounted to approximately $724 and $830 respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of December 31, 2024 is as follows:

Schedule of future revenue
2026	$677
2027	242
2028	87
2029	44
Total	$1,050

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable

Management fees receivable is related to management fees outstanding from the related and non related PCs under management agreements. The Company has established a CECL to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PC’s may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payers and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs.

Management and Other Fees Receivable (Continued)

The Company’s considerations into the estimate of the PC’s fee collection is based on a combination of factors. As each management agreement specifies the Company’s ultimate collateral for unpaid management fees are the patient fee receivables owned by each PC, the Company considers the historical loss rates to pools of receivables with similar risks characteristics, aging of the patient fee receivables, and the financial condition of each PC. In addition, the Company subjectively adjusts its estimated expected credit losses for current and forward-looking economic conditions which would include trends seen within the industry and newly enacted regulation. The Company also incorporates qualitative factors, such as changes in the nature and volume of receivables, regulatory changes, and other relevant factors. Specifically, insurance carriers covering automobile no-fault and workers compensation claims incur longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 58.2% and 54.4% of the Company’s owned PCs’ net revenues were derived from no-fault and personal injury protection claims for the three months ending December 31, 2024 and 2023, respectively. In addition, 59.3% and 57.5% of the Company’s owned PC’s net revenues were derived from no-fault and personal injury protection claims for the six months ending December 31, 2024 and 2023, respectively. Also approximately 72.5% and 71.7% of the Company’s managed PCs’ net revenues were derived from no-fault and personal injury protection claims for the three months ending December 31, 2024 and 2023, respectively. In addition 72.2% and 71.8% of the Company’s net revenues were derived from no-fault and personal injury protection claims for the six months ending December 31, 2024 and 2023, respectively.

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

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Net revenues from management and other fees charged to the related PCs accounted for approximately 12.0% and 11.8% of the consolidated net revenues for the three months ended December 31, 2024 and 2023, respectively. Net revenues from management and other fees charges to the related PCs accounted for approximately 12.0% and 11.7% of the consolidated net revenues for the six months ended December 31, 2024 and 2023, respectively.

NOTE 4 – OPERATING AND FINANCING LEASES

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (ASC) 842 – “Leases”, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company most common initial term varies in length from 2 to 19 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company.

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2024 is as follows:

Schedule of lessee operating leases liability maturity
Twelve Months Ending December 31,	Operating Lease Payments	Financing Lease Payments
2025	$5,584	$244
2026	5,388	244
2027	5,371	61
2028	5,019	—
2029	4,876	—
Thereafter	26,841	—
Present value discount	(14,893)	(15)
Total lease liability	$38,186	$534

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING AND FINANCING LEASES (CONTINUED)

Weighted Average Remaining Lease Term

Schedule of weighted average remaining lease term
Operating leases - years	10.6
Finance lease - years	2.1
Weighted Average Discount Rate
Operating leases	6.5%
Finance lease	3.6%

The components of lease expense were as follows:

Components of lease expense
	For the six months ended Dec.31,
	2024	2023
Operating lease cost	$3,190	$2,865
Finance lease cost:
Depreciation of leased equipment	$100	$100
Interest on lease liabilities	5	14
Total finance lease cost	$105	$114

Supplemental cash flow information related to leases was as follows:

Supplemental cash flow information related to leases
	For the six months ended Dec. 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$2,541	$3,164
Financing cash flows from financing leases	$122	$122
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$359	$1,212

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

Schedule of inventories
	December 31, 2024	June 30, 2024
Purchased parts, components and supplies	$2,583	$2,524
Work-in-process	275	191
Total Inventories	$2,858	$2,715

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

Schedule of other intangible assets
	Weighted average useful lives	Gross carrying amount – December 31, 2024	Accumulated amortization – December 31, 2024	Net carrying amount – December 31, 2024
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software License	3 years	1,260	(567)	693
Patents and copy rights	15 years	5,280	(4,180)	1,100
Non-compete	7 years	4,150	(4,150)	—
Customer relationships	20 years	3,900	(2,286)	1,614
Total		$21,595	$(18,188)	$3,407

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

	Weighted average useful lives	Gross carrying amount – June 30, 2024	Accumulated amortization	Net carrying amount
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Patents and copy rights	15 years	5,260	(4,104)	1,156
Non-compete	7 years	4,150	(4,150)	—
Customer relationships	20 years	3,900	(2,186)	1,714
Total		$20,315	$(17,445)	$2,870

Amortization of patents and copyrights for the three months ended December 31, 2024 and 2023 amounted to $37 and $43, respectively.

Amortization of customer relationships for the three months ended December 31, 2024 and 2023 amounted to $50 and $50, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2024 and 2023 amounted to $76 and $86, respectively.

Amortization of customer relationships for the six months ended December 31, 2024 and 2023 amounted to $100 and $100, respectively.

Amortization expense for reach of the next five years and thereafter as of December 31, 2024 are as follows:

2025	723
2026	650
2027	321
2028	317
2029	314
Thereafter	1082
Total	$3,407

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

Schedule of other current liabilities
	December 31, 2024	June 30, 2024
Accrued salaries, commissions and payroll taxes	$1,541	$4,678
Sales tax payable	183	197
Federal and state income taxes payable	—	1,461
Self-funded health insurance reserve	168	121
Software Licenses	252	—
Other general and administrative expenses	1,768	1,484
Other Current Liabilities	$3,912	$7,941

NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2024. All inter segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

Schedule of summarized segment financial information
	Manufacturing and Service of MRI Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2024
Net revenues from external customers	$1,829	$23,121	$24,950
Inter-segment net revenues	$294	$—	$294
(Loss) Income from operations	$(1,291)	$3,726	$2,435
Depreciation and amortization	$54	$1,181	$1,235
Capital expenditures	$23	$731	$754

For the three months ended December 31, 2023
Net revenues from external customers	$1,861	$23,525	$25,386
Inter-segment net revenues	$254	$—	$254
(Loss) Income from operations	$(993)	$5,878	$4,885
Depreciation and amortization	$60	$1,160	$1,220
Capital expenditures	$4	$129	$133

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Service of MRI Equipment	Management of Diagnostic Imaging Centers	Totals
For the six months ended December 31, 2024
Net revenues from external customers	$3,986	$45,924	$49,910
Inter-segment net revenues	$583	$—	$583
(Loss) Income from operations	$(2,335)	$9,376	$7,041
Depreciation and amortization	$103	$2,195	$2,298
Capital expenditures	$95	$2,477	$2,572

	Manufacturing and Service of MRI Equipment	Management of Diagnostic Imaging Centers	Totals
For the six months ended December 31, 2023
Net revenues from external customers	$3,917	$47,307	$51,224
Inter-segment net revenues	$508	$—	$508
(Loss) Income from operations	$(1,731)	$13,187	$11,456
Depreciation and amortization	$121	$2,294	$2,415
Capital expenditures	$20	$192	$212

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2024 and December 31, 2023, the Company paid $14 and $58 for interest, respectively.

During the six months ended December 31, 2024 and December 31, 2023, the Company paid $2,473 and $150 for income taxes, respectively.

During the six months ended December 31, 2024 and December 31, 2023, the Company obtained right-of-use and equipment assets in exchange for lease obligations of $359 and $1,212, respectively.

During the three months ended December 31, 2024, the Company sold a 0.197% interest in HDM to an employee. The interest was sold for $132,000 in a noncash transaction.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

In the ordinary course of its business, the Company is a party to various lawsuits arising from the operations at the MRI sites and other insurance related matters, which are generally handled by the Company’s insurance carriers. Management believes, based in part on the advice counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2024.

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9,000 to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the six months ended December 31, 2024 and 2023, the Company repurchased 84 and 116 shares at a cost of $1,342 and $1,885, respectively. The Company cancelled 125 shares and 123 shares at a cost of $1,963 and $2,005 for the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 the remaining balance under the repurchase plan was $3,392.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2024 and June 30, 2024, the Company had approximately $168 and $86, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended December 31, 2024 and 2023, the Company recorded income tax expense of $2,011 in 2024 as compared to $3,036 in 2023. For the three months ended December 31, 2024 and 2023, the Company recorded income tax expense of $762 and $1,366, respectively. The six month and three month 2024 provision is comprised of a current income tax component of $900 and a deferred income tax component of $1,111 and a current income tax component of $517 and a deferred income tax component of $245, respectively. Obligations for any liability associated with the current income tax provision has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $6,113 and a deferred tax liability of $371 as of December 31, 2024, primarily relating to allowance for credit losses and tax credits.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2020.

Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. As of December 31, 2024, no such changes in ownership have occurred.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement of income. The CAMT will be effective for tax years beginning after December 31, 2022. Currently, the IRA did not have a material impact to the Company’s financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS

Tallahassee Magnetic Resonance Imaging, Inc. Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. During the six months ended December 31, 2024 and 2023, the net revenues received by the Company was $5,975.

Bensonhurst MRI Limited Partnership (“Bensonhurst”), in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110,000 per annum. On February 1, 2024, Bensonhurst entered into a second contract with the Company for the service and maintenance of a High-Field MRI Scanner for a price of $70,000 per annum. For the six months ended December 31, 2024 and 2023 the Company recorded service and repair fees of $90 and $55, respectively from Bensonhurst. Also during the three months ended December 31, 2024 and 2023 the Company recorded service and repair fees of $45 and $28, respectively.

Radian Healthcare Management, LLC (“Radian”), which is owned by the son-in-law of the CEO and President of the Company provided the Company with personnel recruitment of new employees at a fee of approximately $68 and $0 for the six months ended December 31, 2024 and 2023, respectively.

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $577 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. During the six months ending December 31, 2024 the Company recorded $26 in investment income on this promissory note. Also during the three months ending December 31, 2024, the Company recorded $13 in investment income on this promissory note. The MRI scanner had zero basis, which resulted in a gain of $577, which was recorded during the year ended June 30, 2024. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2024 and through the date the condensed consolidated financial statements were issued.

In the subsequent period up to the date of filing, the Company repurchased 7 shares of common stock at a cost of $108 which was authorized under the stock repurchase plan adopted in September 2022.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, item 1 of the Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended June 30, 2024 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the U.S. Securities and Exchange Commission (SEC) on September 27, 2024.

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

For the six-month period ended December 31, 2024, we reported a net income of $6.3 million on revenues of $50 million as compared to net income of $10.0 million on revenues of $51.2 million for the six-month period ended December 31, 2023. Operating income decreased from $11.5 million for the six-month period ended December 31, 2023 to $7.1 million for the six month period ended December 31, 2024. We have taken a significant reserve against accounts receivable that are attributable to American Transit Insurance Company, a New York based motor vehicle insurer who has recently indicated that they are approaching insolvency. We are monitoring the situation for new developments. We may need to take additional reserves in the future if this carrier is placed into receivership by the New York Department of Financial Services. Revenues from product sales and service and repair fees increased from $3.9 million for the first six months of fiscal 2024 as compared to $4.0 million for the first six months of fiscal 2025.

For the-three month period ending December 31, 2024, we reported a net income of $2.3 million on revenues of $25.0 million as compared to net income of $4.6 million on revenues of $25.4 million for the three-month period ended December 31, 2023.

The revenue decrease, from $51.2 million for the first six months of fiscal 2024 to $50.0 million for the first six months of fiscal 2025, was primarily due to decreases in patient fee revenue of $1.5 million, from $16.9 million for the first six months of fiscal 2024 to $15.4 million for the first six months of fiscal 2025.

FONAR CORPORATION AND SUBSIDIARIES

The revenue decrease from $25.4 million for the three-month period ended December 31, 2023 to $25.0 million for the three-month period ended December 31, 2024, was primarily due to decreases in patient revenue of $300, from $8.2 million for the three-month period ended December 31, 2023 to $7.9 million for the three-month period ended December 31, 2024. Revenues from product sales and service and repair fees decreased slightly from $1.9 million for the three-month period ended December 31, 2023 to $1.8 million for the three-month period ended December 31, 2024.

During the first half of fiscal 2025, the aggregate number of scans performed by the sites we own decreased to 26,961 scans from 28,214 scans in the first half of fiscal 2024. This decrease was due to increase competition in certain areas along with hurricane related closures. During the first half of fiscal 2025, the aggregate number of scans performed by the sites we manage increased to 79,207 scans from 73,776 scans in the first half of fiscal 2024. This increase was due to improvements in our information technology systems, increased shift coverage, and increased capacity from our recent equipment expansions.

The combination of our revenues decreasing along with our costs and expenses increasing caused our operating income to decrease to $7.0 million for the six months ended December 31, 2024 as compared to $11.5 million for the six months ended December 31, 2023. In terms of percentages, costs and expenses increased 7.5% to $42.8 million for the first six months of fiscal 2025 as compared to $39.8 million for the first six months of fiscal 2024, while revenues decreased 2.6% to $50.0 million for the first six months of fiscal 2025 as compared to $51.2 million for the first six months of fiscal 2024. The decrease in revenue can be attributable to a decrease in patient fee revenues of $1.5 million from the six-month period ending December 31, 2024 as compared to $16.9 million from the six-month period ending December 31, 2023. The increase in costs and expenses can be attributable to additional reserves of $923 which was mainly due to increase reserves for the outstanding balance of American Transit Insurance along a new outside billing for the collection of our commercial insurance which commenced on January 1, 2024. The costs of the new billing contract in the six-month period ended was $421.

 The combination of our revenues decreasing along with our costs and expenses increasing caused our operating income to decrease to $2.6 million for the three-month period ended December 31, 2024 as compared to $4.9 million for the three months ended December 31, 2023. In terms of percentages, costs and expenses increased 9.3% to $22.4 million for the three months ended December 31, 2024 as compared to $20.5 million for the three months ended December 31, 2023, while revenues decreased 1.7% to $25.0 million for the three months end December 31, 2024 as compared to $25.4 million for the three months ended December 31, 2023.

FONAR’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), has the controlling interest in Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.6% in HDM, and the investors in HDM have a 29.4% ownership interest. During the quarter ended December 31, 2024, the Company sold non-controlling interests to a minority shareholder for $132,000. The management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

FONAR CORPORATION AND SUBSIDIARIES

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by FONAR and diagnostic facilities management services, which is conducted through HMCA.

Consolidated

For the first six months of fiscal 2025, our consolidated net revenues decreased by 2.6% to $50.0 million from $51.2 million for the first six months of fiscal 2024, and total costs and expenses increased by 7.8% to $42.9 million from the first six months of fiscal 2025 as compared to $39.8 million for the first six months of fiscal 2024, respectively. As a result, our operating income decreased to $7.0 million in the first six months of fiscal 2025 as compared to $11.5 million in the first six months of fiscal 2024. A decrease in selling, general and other administrative costs in particular resulted in cost and expenses increase at a much lower percentage as compared to the increase in net revenues.

Selling, general and administrative expenses increased to $12.1 million in the first six months of fiscal 2025 from $10.5 million in the first three months of fiscal 2024. This increase in selling, general and administrative expenses was due to additional reserves taken in the current period of $923 mainly for the uncertainty of the collection of American Transit Insurance coupled with the new outside billing contract that accounts for $421.

Research and development expenses decreased by 22.7% to $683,000 for the first six months of fiscal 2025 from $883,000 for the first six months of fiscal 2024.

Interest expense in the first six months of fiscal 2025 decreased by 63.2% to $14,000 from $38,000 in the first six months of fiscal 2024.

The results of operations for the first six months of fiscal 2025 reflect a decrease in revenues from management, patient and other fees, as compared to the first six months of fiscal 2024 ($45.9 million for the first six months of fiscal 2025 as compared to $47.3 million for the first six months of fiscal 2024), coupled with an increase in the total cost and expenses ($42.9 million for the first six months of fiscal 2025 as compared to $39.8 million for the first six months of fiscal 2024). Revenues were 8.0% from the MRI equipment segment and 92.0% from HMCA, for the first six months of fiscal 2025, as compared to 7.6% from the MRI equipment segment and 92.4% from HMCA for the first six months of fiscal 2024.

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

Medical Equipment - Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $145,000 for the first six months of fiscal 2025 from $219,000 for the first six months of fiscal 2024. Costs related to product sales increased from $405,000 for the six month period ended December 31, 2023 to $442,000 for the six month period ended December 31, 2024 Revenues from MRI product sales decreased to $25 for the three months ending December 31, 2024 from $55 for the three months ending December 31, 2023. Costs related to product sales decreased from $302 for the three months ending December 31, 2023 as compared to $221 for the three months ended December 31, 2024, Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi-positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

Service revenues increased to $3.8 million for the six-month period ended December 31, 2024 from $3.7 million for the six-month period ended December 31, 2023. Service revenues remained constant at $1.8 million for the three month periods ending December 31, 2024 and 2023.

Costs relating to providing service were $2.1 million in the first six months of fiscal 2025 as compared to $1.7 million in the first six months of fiscal 2024. Costs relating to providing service were $1.1 million for the three month period ended December 31, 2024 as compared to $796 for the three months ended December 31, 2023. The increase is attributable to spending on our subsidiary dedicated to the maintenance and repair of non-FONAR MRI equipment, and various costs related to the marketing and distribution of SwiftMR™ software. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $314,000 in foreign revenues for the first six months of fiscal 2025 as compared to $263,000 for the first six months of fiscal 2024. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

FONAR CORPORATION AND SUBSIDIARIES

Revenues for the medical equipment segment increased to $4.0 million for the first six months of fiscal 2025 from $3.9 million for the first six months of fiscal 2024. Operating losses for our medical equipment segment increased to an operating loss of $2.3 million, for the first six months of fiscal 2025 as compared to an operating loss of $1.7 million for the first six months of fiscal 2024.

Revenues for the medical equipment segment decreased to $1.8 million for the three months ending December 31, 2024 from $1.9 million for the three months ending December 31, 2023. Operating losses for our medical equipment segment increased to an operating loss of $1.3 million, for the three months ending December 31, 2024 as compared to an operating loss of $993 for the three months ending December 31, 2023.

Management of Diagnostic Imaging Centers

HMCA revenues decreased in the first six months of fiscal 2025 by 2.9% to $45.9 million from $47.3 million for the first six months of fiscal 2024. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues decreased slightly to 92.0% for the first three months of fiscal 2025, from 92.4% for the first three months of fiscal 2024.

HMCA revenues decreased in the three months ending December 31, 2024 by 1.8% to $23.1 million from $23.5 million for the three months ending December 31, 2023. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues remained constant to 92.7% for the three months ending December 31, 2024 and 2023.

We completed the installation of a new scanner in the Naples, Florida location at the end of the first quarter of fiscal 2025. We now manage or own a total of 43 MRI scanners. Twenty-five (25) MRI scanners are located in New York and eighteen (18) are located in Florida. HMCA experienced an operating income of $9.5 million for the first six months of fiscal 2025 compared to operating income of $13.2 million for the first six months of fiscal 2024. The decrease in operating revenue is a combination of increased expenses and reduced patient fee revenue at the HMCA-owned Florida sites. Expenses increased in the form of staffing costs, equipment repair costs, and helium replacement costs. Although scan volume was up in the aggregate, a decrease in patient fee revenue at the HMCA-owned Florida sites also contributed to the reduction on operating income.

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

HMCA’s cost of revenues for the first six months of fiscal 2025 increased to $27.6 million as compared to $26.4 million for the first six months of fiscal 2024. HMCA’s cost of revenues for the three months ending December 31, 2024 increased to $14.0 million from $13.4 million for the three months ending December 31, 2023. This increase is the result of increased expenses from scanning volume at our HMCA-managed sites, where revenues are fixed pursuant to the management agreements.

FONAR CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and cash equivalents, and short term investments decreased from $56.5 million at June 30, 2024 to $53.7 million at December 31, 2024.

Cash provided by operating activities for the first six months of fiscal 2025 was $3.9 million. Cash provided by operating activities was attributable principally to net income of $6.2 million, adjusted for depreciation and amortization of $2.3 million, provision for credit losses of $1.3 million, and deferred income tax of $1.1 million, offset primarily by an increase in accounts, management fee receivables and medical receivables of $435,000, and a decrease in other current liabilities of $4.6 million.

Cash used in investing activities for the first six months of fiscal 2025 was $2.6 million. Cash used in investing activities during the first six months of fiscal 2025 consisted of patent costs of $20,000, the purchase of property and equipment of $2.6 million, offset set by proceeds from short-term investments of $15,000.

Cash used in financing activities for the first six months of fiscal 2025 was $4.1 million. The principal uses of cash in financing activities during the first six months of fiscal 2025 were the repayment of principal on long-term debt and capital lease obligations of $58,000, the purchase of treasury stock of $1.3 million, distributions to non-controlling interests of $2.8 million offset by the sale of non-controlling interest of $132,000.

Total liabilities decreased by 14.7% to $49.0 million at December 31, 2024 from $57.5 million at June 30, 2024. “Other” current liabilities decreased by 50.7% to $3.9 million at December 31, 2024 from $7.9 million at June 30, 2024. The current portion of our service contract liabilities decreased by 10.4% to $3.5 million at December 31, 2024 as compared to $3.9 million at June 30, 2024. The long-term portion of operating lease liability decreased from $37.5 million at June 30, 2024 to $34.9 million at December 31, 2024.

As of December 31, 2024, the total of $3.9 million in “other” current liabilities included accrued salaries and payroll taxes of $1.5 million, sales taxes payable of $183,000, software license of $252,000 and other general and administrative expenses of $1.7 million.

Our working capital increased to $125.4 million at December 31, 2024 from $122.5 million at June 30, 2024. This resulted from a decrease in current assets ($140.3 million at June 30, 2024 as compared to $137.6million at December 31, 2024), and a decrease in current liabilities from $17.9 million at June 30, 2024 to $12.2 million at December 31, 2024.

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

Management is seeking to promote wider market recognition of FONAR’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, and the high level of competition in the marketplace, the sale of medical equipment has and may continue to suffer.

The Company believes that its business plan has been responsible for its profitability in the past ten consecutive fiscal years and first six months of fiscal 2025, and that its capital resources will be adequate to support operations through a year from the date of filing. The future effects on our business of healthcare legislation, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

FONAR CORPORATION AND SUBSIDIARIES

The following table summarizes the number of shares repurchased during the three months ended December 31, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
October 1, 2024 – October 31, 2024	32,217	$15.62	32,217	3,815
November 1, 2024 – November 30, 2024	27,498	$15.39	27,498	3,392
December 1, 2024 – December 31, 2024	0	$0.00	0	3,392
Total	59,715	$15.52	59,715

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information

Rule 10b5-1 Trading Plan

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on November 12, 2024, Item 2.02: Results of Operations and Financial Condition for the quarter ended September 30, 2024.

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

Dated: February 19, 2025