Form 10-Q
period 2025-03-31
FONAR CORP
filed 2025-05-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at May 2, 2025
Common Stock, par value $.0001	6,203,465
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

ASSETS

	March 31, 2025 (Unaudited)	June 30, 2024 (Note 1)
Current Assets:
Cash and cash equivalents	$54,257	$56,341
Short-term investments	123	136
Accounts receivable – net of allowance for credit losses of $273 and $166 at March 31, 2025 and June 30, 2024, respectively	4,596	4,035
Accounts receivable – related party	30	—
Medical receivable	24,290	23,992
Management and other fees receivable – net of allowance for credit losses of $13,864 and $12,370 at March 31, 2025 and June 30, 2024, respectively	42,812	41,954
Management and other fees receivable – related medical practices – net of allowance for credit losses of $7,117 and $6,110 at March 31, 2025 and June 30, 2024, respectively	9,907	9,865
Inventories - net	2,707	2,715
Prepaid expenses and other current assets	2,379	1,286
Total Current Assets	141,101	140,324

Accounts receivable – long term	3,572	830
Deferred income tax asset	6,346	7,223
Property and equipment – net	18,866	18,709
Note receivable – related party	620	581
Right-of-use-asset – operating leases	36,011	38,428
Right-of-use-asset – financing lease	433	531
Goodwill	4,269	4,269
Other intangible assets – net	3,230	2,870
Other assets	475	481
Total Assets	$214,923	$214,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY

	March 31, 2025 (Unaudited)	June 30, 2024 (Note 1)
Current Liabilities:
Current portion of long-term debt	$—	$47
Accounts payable	1,225	1,856
Other current liabilities	4,241	7,941
Unearned revenue on service contracts	4,430	3,870
Unearned revenue on service contracts – related party	28	—
Operating lease liabilities – current portion	3,318	3,474
Financing lease liability – current portion	244	226
Customer deposits	555	443
Total Current Liabilities	14,041	17,857

Long-Term Liabilities:
Unearned revenue on service contracts	3,738	1,175
Deferred income tax liability	371	371
Due to related party medical practices	93	93
Operating lease liabilities – net of current portion	36,005	37,468
Financing lease liability – net of current portion	224	395
Long-term debt, less current portion	—	67
Other liabilities	192	32

Total Long-Term Liabilities	40,623	39,601
Total Liabilities	54,664	57,458

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY (Continued)

EQUITY:	March 31, 2025 (Unaudited)	June 30, 2024 (Note 1)
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2025 and June 30, 2024, 313 issued and outstanding at December 31, 2024 and June 30, 2024	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2025 and June 30, 2024, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2025 and June 30, 2024, 6,203 and 6,373 issued at March 31, 2025 and June 30, 2024, respectively, 6,168 and 6,328 outstanding at March 31, 2025 and June 30, 2024, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at March 31, 2025 and June 30, 2024, 0.146 issued and outstanding at March 31, 2025 and June 30, 2024	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2025 and June 30, 2024, 383 issued and outstanding at March 31, 2025 and June 30, 2024	—	—
Paid-in capital in excess of par value	178,758	180,608
Accumulated deficit	(6,019)	(13,624)
Treasury stock, at cost – 35 shares of common stock at March 31, 2025 and 45 shares of common stock at June 30, 2024	(860)	(1,017)
Total FONAR Corporation’s Stockholders’ Equity	171,880	165,968
Noncontrolling interests	(11,621)	(9,180)
Total Equity	160,259	156,788
Total Liabilities and Equity	$214,923	$214,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)
REVENUES	2025	2024
Patient fee revenue – net of contractual allowances and discounts	$8,853	$8,614
Product sales	55	110
Service and repair fees	2,295	1,818
Service and repair fees – related parties	45	39
Management and other fees	12,929	12,149
Management and other fees – related medical practices	2,988	2,988
Total Revenues – Net	27,165	25,718
COSTS AND EXPENSES
Costs related to patient fee revenue	4,901	4,437
Costs related to product sales	319	153
Costs related to service and repair fees	1,182	900
Costs related to service and repair fees – related parties	58	82
Costs related to management and other fees	6,897	6,864
Costs related to management and other fees – related medical practices	1,714	1,529
Research and development	441	414
Selling, general and administrative expenses	7,991	7,593
Total Costs and Expenses	23,503	21,972
INCOME FROM OPERATIONS	3,662	3,746
Other income and (expenses)
Interest expense	(7)	(9)
Investment income – related party	13	13
Investment income	463	536
Other (expense) income	(1)	45
Income Before Provision for Income Taxes and Noncontrolling Interests	4,130	4,331
Provision for income taxes	(1,006)	(1,848)
Consolidated Net Income	3,124	2,483
Net Income - Noncontrolling Interests	(618)	(611)
Net Income – Attributable to FONAR	$2,506	$1,872
Net Income Available to Common Stockholders	$2,347	$1,755
Net Income Available to Class A Non-Voting Preferred Stockholders	$119	$87
Net Income Available to Class C Common Stockholders	$40	$30
Basic Net Income Per Common Share Available to Common Stockholders	$0.38	$0.28
Diluted Net Income Per Common Share Available to Common Stockholders	$0.37	$0.27
Basic and Diluted Income Per Share – Class C Common	$0.11	$0.08
Weighted Average Basic Shares Outstanding – Common Stockholders	6,168	6,335
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,296	6,463
Weighted Average Basic and Diluted Shares Outstanding–Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts and shares in thousands, except per share amounts)

	FOR THE NINE MONTHS ENDED MARCH 31, (Unaudited)
REVENUES	2025	2024
Patient fee revenue – net of contractual allowances and discounts	$24,284	$25,511
Product sales	200	329
Service and repair fees	6,047	5,460
Service and repair fees – related parties	135	94
Management and other fees	37,447	36,585
Management and other fees – related medical practices	8,962	8,962
Total Revenues – Net	77,075	76,941
COSTS AND EXPENSES
Costs related to patient fee revenue	14,170	13,466
Costs related to product sales	761	558
Costs related to service and repair fees	3,211	2,533
Costs related to service and repair fees – related parties	154	106
Costs related to management and other fees	22,008	21,095
Costs related to management and other fees – related medical practices	4,888	4,638
Research and development	1,124	1,297
Selling, general and administrative expenses	20,055	18,046
Total Costs and Expenses	66,371	61,739
INCOME FROM OPERATIONS	10,704	15,202
Other income and (expenses)
Interest Expense	(21)	(67)
Investment income – related party	39	13
Investment income	1,626	1,576
Other income – related party	—	577
Other income	(1)	46
Income Before Provision for Income Taxes and Noncontrolling Interests	12,347	17,347
Provision for income taxes	(3,018)	(4,884)
Consolidated Net Income	9,329	12,463
Net Income – Noncontrolling Interests	(1,724)	(2,726)
Net Income – Attributable to FONAR	$7,605	$9,737
Net Income Available to Common Stockholders	$7,122	$9,130
Net Income Available to Class A Non-Voting Preferred Stockholders	$360	$452
Net Income Available to Class C Common Stockholders	$123	$155
Basic Net Income Per Common Share Available to Common Stockholders	$1.14	$1.42
Diluted Net Income Per Common Share Available to Common Stockholders	$1.12	$1.40
Basic and Diluted Income Per Share – Class C Common	$0.32	$0.40
Weighted Average Basic Shares Outstanding – Common Stockholders	6,244	6,410
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,372	6,538
Weighted Average Basic and Diluted Shares Outstanding Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Three Months Ended March 31, 2025

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – December 31, 2024	$1	6,203	313	383	$178,758
Net Income	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – March 31, 2025	$1	6,203	313	383	$178,758

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – December 31, 2024	$(8,525)	$(395)	4	$(10,888)	$158,951
Net Income	2,506	—	—	—	2,506
Purchase of Treasury Stock	—	(465)	31	—	(465)
Distributions – Non controlling interest	—	—	—	(1,351)	(1,351)
Income – Non controlling interests	—	—	—	618	618
Balance – March 31, 2025	$(6,019)	$(860)	35	$(11,621)	$160,259

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Three Months Ended March 31, 2024

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – December 31, 2023	$1	6,328	313	383	$180,607
Net Income	—	—	—	—	—
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – March 31, 2024	$1	6,328	313	383	$180,607

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – December 31, 2023	$(16,326)	$(395)	4	$(7,590)	$156,297
Net Income	1,872	—	—	—	1,872
Distributions – Non controlling interest	—	—	—	(1,750)	(1,750)
Income – Non controlling interests	—	—	—	611	611
Balance – March 31, 2024	$(14,454)	$(395)	4	$(8,729)	$157,030

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Nine Months Ended March 31, 2025

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – June 30, 2024	$1	6,328	313	383	$180,608
Net Income	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—
Cancellation of Treasury Stock	—	(125)	—	—	(1,963)
Sale – Non controlling interests	—	—	—	—	113
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – March 31, 2025	$1	6,203	313	383	$178,758

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2024	$(13,624)	$(1,017)	45	$(9,180)	$156,788
Net Income	7,605	—	—	—	7,605
Purchase of Treasury Stock	—	(1,806)	115	—	(1,806)
Cancellation of Treasury Stock	—	1,963	(125)	—	—
Sale – Non Controlling interest	—	—	—	19	132
Distributions – Non controlling interest	—	—	—	(4,184)	(4,184)
Income – Non controlling interests	—	—	—	1,724	1,724
Balance – March 31, 2025	$(6,019)	$(860)	35	$(11,621)	$160,259

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Nine Months Ended March 31, 2024

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – June 30, 2023	$1	6,451	313	383	$182,613
Net Income	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—
Cancellation of Treasury Stock	—	(123)	—	—	(2,006)
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – March 31, 2024	$1	6,328	313	383	$180,607

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2023	$(24,191)	$(516)	11	$(7,079)	$150,828
Net Income	9,737	—	—	—	9,737
Purchase of Treasury Stock	—	(1,885)	116	—	(1,885)
Cancellation of Treasury Stock	—	2,006	(123)	—	—
Distributions – Non controlling interest	—	—	—	(4,376)	(4,376)
Income – Non controlling interests	—	—	—	2,726	2,726
Balance – March 31, 2024	$(14,454)	$(395)	4	$(8,729)	$157,030

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2025	2024
Cash Flows from Operating Activities:
Consolidated Net income	$9,329	$12,463
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	3,536	3,546
Net change in operating right-of-use assets and lease liabilities	15	(472)
Provision for credit losses	2,608	1,674
Deferred tax expense	878	3,003
Gain on sale of equipment – related party	—	(577)
Changes in operating assets and liabilities, net:
Accounts, medical and management fee receivable(s)	(7,140)	(8,835)
Notes receivable	—	55
Notes receivable – related party	(39)	—
Inventories	8	(365)
Prepaid expenses and other current assets	(1,093)	243
Other assets	6	(28)
Accounts payable	(631)	97
Other current liabilities	(549)	(1,095)
Financing lease liabilities	(153)	(163)
Customer deposits	111	(49)
Other liabilities	159	(1)
Net cash provided by operating activities	7,045	9,496
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,145)	(375)
Proceeds(Purchase) from short term investments	13	(102)
Cost of patents	(25)	(24)
Net cash used in investing activities	(3,157)	(501)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(114)	(32)
Sale of noncontrolling interest	132	—
Purchase of treasury stock	(1,806)	(1,885)
Distributions to noncontrolling interests	(4,184)	(4,376)
Net cash used in financing activities	(5,972)	(6,293)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,084)	2,702
Cash and Cash Equivalents - Beginning of Period	56,341	51,280
Cash and Cash Equivalents - End of Period	$54,257	$53,982

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

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

Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and Health Diagnostics Management (“HDM”). Imperial Management Services, LLC contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. As of June 30, 2024, the Company had a direct ownership interest of 70.8% and the investors a 29.2% ownership interest. During the nine months ended March 31, 2025, the Company sold non-controlling interests to a minority shareholder for $132. Currently, the Company has a direct ownership interest of 70.63% and the investors have a 29.37% ownership interest. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”.

Basis of Presentation

These unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, from which the accompanying condensed consolidated balance sheet at June 30, 2024 was derived. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the disclosure and reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company evaluates these estimates and judgements on an ongoing basis. The Company bases estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Patient fee revenue

The Company’s revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients and annual management contracts with related and unrelated parties to which the Company provides comprehensive management services. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. The Company’s performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than the Company’s standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and nine months ended March 31, 2025 and 2024 are summarized in the following table:

	For the Three Months Ended March 31,
	2025	2024
Commercial Insurance/Managed Care	$1,251	$1,258
Medicare/Medicaid	300	314
Workers’ Compensation/Personal Injury	5,207	5,073
Other	2,095	1,969
Patient Fee Revenue, net of contractual allowances and discounts	$8,853	$8,614

	For the Nine Months Ended March 31,
	2025	2024
Commercial Insurance/ Managed Care	$3,629	$3,674
Medicare/Medicaid	862	869
Workers’ Compensation/Personal Injury	14,589	15,117
Other	5,204	5,851
Patient Fee Revenue, net of contractual allowances and discounts	$24,284	$25,511

Management and other fees revenue

HMCA generates management and other fees revenues (including management and other fees revenue from related parties) from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under annual management contracts with HMCA clients. Management and other fees revenue are recognized ratably over time as the services are provided throughout the term of the contract.

Revenue on sales contracts for scanners, included in “product sales” is recognized under the percentage-of-completion method in accordance with FASB ASC 606 “Revenue Recognition – Construction-Type and Production-Type Contracts”. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation takes approximately three to six months.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC Topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the converted method in calculating diluted income per share for the three and nine months ended March 31, 2025 and 2024.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2025 and 2024, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

Earnings Per Share

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Total	Common Stock	Class C Common Stock	Class A Preferred Stock	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Basic
Numerator:
Net income available to common stockholders	$2,506	$2,347	$40	$119	$1,872	$1,755	$30	$87
Denominator:
Weighted average shares outstanding	6,865	6,169	383	313	7,031	6,335	383	313
Basic income per common share	$0.37	$0.38	$0.11	$0.38	$0.27	$0.28	$0.08	$0.28

Diluted
Denominator:
Weighted average shares outstanding		6,168	383			6,335	383
Convertible Class C Stock		128	—			128	—
Total Denominator for diluted earnings per share		6,296	383			6,463	383
Diluted income per common share		$0.37	$0.11			$0.27	$0.08

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Nine months ended March 31, 2025				Nine months ended March 31, 2024
	Total	Common Stock	Class C Common Stock	Class A Preferred Stock	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Basic
Numerator:
Net income available to common stockholders	$7,605	$7,122	$123	$360	$9,737	$9,130	$155	$452
Denominator:
Weighted average shares outstanding	6,941	6,245	383	313	7,106	6,410	383	313
Basic income per common share	$1.10	$1.14	$0.32	$1.15	$1.37	$1.42	$0.40	$1.44

Diluted
Denominator:
Weighted average shares outstanding		6,244	383				6,410	383
Convertible Class C Stock		128	—				128	—
Total Denominator for diluted earnings per share		6,372	383				6,538	383
Diluted income per common share		$1.12	$0.32				$1.40	$0.40

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Correction of Immaterial Errors

In conjunction with preparing its interim financial statements for the three and nine months ended March 31, 2025, the Company determined that its calculation of Right-of-Use Assets and Operating Lease Liabilities at the end of the past two annual periods and at September 30, 2024 and March 31, 2024 contained three immaterial errors. The Company evaluated the errors, both qualitatively and quantitatively, and determined that no prior interim or annual periods were materially misstated. The Company then evaluated whether the cumulative amount of the misstatement was material to its projected fiscal 2025 results of operations, and determined the cumulative amount was not material. Therefore, the Condensed Consolidated Financial Statements for the nine month ended March 31, 2025 include an out-of-period correction of the following three items; a) a reclass of a software license of $1.3 million from Right-of-Use Asset/Liabilities to an intangible asset, b) a decrease to ROU of $1.7 million and an increase to Lease Liability of $1.1 million to correct the discounting of future lease payments, and c) correct the accounting for 6 lease modifications. The correction of these three errors resulted in an out of period charge to expenses of $116 to pre-tax income for the nine months ended March 31, 2025.

Recent Accounting Standards

In December 2023, The Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”, which requires the annual financial statements to include consistent categories and great disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the effect that the adoption of ASU 2023-09 will have on its disclosures.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extended certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The effective date for public entities is for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. Management expects the adoption of the pronouncement will result in additional segment disclosures in its Consolidated Financial Statements for the fiscal year ended June 30, 2025.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2025 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2025 or 2024, and it does not believe that any of those standards will have a significant impact on our unaudited consolidated condensed financial statements at the time they become effective.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net are comprised of the following at March 31, 2025 and June 30, 2024:

	March 31, 2025
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$4,869	$273	$4,596
Accounts receivable - related party	$30	$—	$30
Medical receivable	$24,290	$—	$24,290
Management and other fees receivable	$56,676	$13,864	$42,812
Management and other fees receivable from related medical practices (“PC’s”)	$17,024	$7,117	$9,907

	June 30, 2024
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$4,201	$166	$4,035
Medical receivable	$23,992	$—	$23,992
Management and other fees receivable	$54,324	$12,370	$41,954
Management and other fees receivable from related medical practices (“PC’s”)	$15,975	$6,110	$9,865

The Company’s customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

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

The following tables presents information related to the allowance for credit losses that relate to accounts and management and other fees receivable:

	March 31, 2025
	Accounts Receivable	Management and other fees receivable	Management and other fees receivable – related medical practices
Balance at beginning of the period	$166	$12,370	$6,110
Credit loss expense for the period	$107	$1,494	$1,007
Balance at end of the period	$273	$13,864	$7,117

	June 30, 2024
	Accounts Receivable	Management and other fees receivable	Management and other fees receivable – related medical practices
Balance at beginning of the period	$199	$12,609	$3,990
Credit loss (recovery)expense for the period	$—	$(239)	$2,120
Write offs for the period	$(33)	$—	$—
Balance at end of the period	$166	$12,370	$6,110

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term-Accounts Receivable

Long term-accounts receivable balances at March 31, 2025 and June 30, 2024 amounted to approximately $3,572 and $830, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of March 31, 2025 is as follows:

2026	$1,550
2027	983
2028	749
2029	456
Total	$3,738

Medical Receivables

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

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable

Management fees receivable is related to management fees outstanding from the related and non-related centers under management agreements. The Company has established a CECL to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PCs may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payers and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs.

The Company’s considerations into the estimate of the PCs’ fee collection is based on a combination of factors. As each management agreement specifies the Company’s ultimate collateral for unpaid management fees are the patient fee receivables owned by each PC, the Company considers the historical loss rates to pools of receivables with similar risks characteristics, aging of the patient fee receivables, and the financial condition of each PC. In addition, the Company subjectively adjusts its estimated expected credit losses for current and forward-looking economic conditions which would include trends seen within the industry and newly enacted regulations. The Company also incorporates qualitative factors, such as changes in the nature and volume of receivables, regulatory changes, and other relevant factors. Specifically, insurance carriers covering automobile no-fault and workers’ compensation claims incur longer payment cycles, rigorous informational requirements and certain other disallowed claims.

The Company combines an objective and subjective loss-rate methodology to estimate expected credit losses based on the collateral owned by each PC. This involves objectively using historical loss rates to pools of receivables with similar risk characteristics (i.e., various insurance payors) and then subjectively adjusting for current and forward-looking economic conditions which would include trends seen within the industry and newly enacted regulations. The Company also incorporates qualitative factors, such as changes in the nature and volume of the receivables, regulatory changes, and other relevant factors. Additional Company managed entities also operate under a guaranty agreement, pursuant to which management fees are payable to the Company.

For the LLCs owned by the Company, approximately 58.8% of net revenues were derived from no-fault and personal injury protection for the three months ended March 31, 2025, as compared to 56.3% for the three months ended March 31, 2024. For the nine months ended March 31, 2025, 60.1% of the Company-owned LLCs’ net revenues were derived from no-fault and personal injury protection claims, as compared to 57.2% for the nine months ended March 31, 2024.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.0% and 11.6% of the consolidated net revenues for the three months ended March 31, 2025 and 2024, respectively. Net revenues from management and other fees charges to the related PCs accounted for approximately 11.6% of the consolidated net revenues for the nine months ended March 31, 2025 and 2024.

NOTE 4 – OPERATING AND FINANCING LEASES

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (ASC) 842 – “Leases”, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company most common initial term varies in length from 2 to 19 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-of-use lease assets consisted of only office space operating leases. In determining the right-of-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company.

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of March 31, 2025 is as follows:

Twelve Months Ending March 31,	Operating Lease Payments	Financing Lease Payments
2026	$5,741	$244
2027	5,724	224
2028	5,685	—
2029	5,300	—
2030	5,203	—
Thereafter	26,723	—
Present value discount	(15,053)	—
Total lease liability	$39,323	$468

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING AND FINANCING LEASES (CONTINUED)

Weighted Average Remaining Lease Term

	For the nine months ended March 31,
	2025	2024
Operating leases - years	10.4	11.1
Finance lease - years	1.9	2.9
Weighted Average Discount Rate
Operating leases	6.5%	6.2%
Finance lease	3.6%	3.6%

The components of lease expense were as follows:

	For the nine months ended March 31,
	2025	2024
Operating lease cost	$4,608	$4,137
Finance lease cost:
Depreciation of leased equipment	$162	$150
Interest on lease liabilities	12	14
Total finance lease cost	$174	$164

Supplemental cash flow information related to leases was as follows:

	For the nine months ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$4,313	$4,096
Financing cash flows from financing leases	$183	$183
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$2,320	$1,945

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization included in the accompanying condensed consolidated balance sheets is comprised of:

	March 31, 2025	June 30, 2024
Diagnostic equipment	$35,057	$33,243
Research, development and demonstration equipment	6,364	6,200
Machinery and equipment	2,128	2,069
Furniture and fixtures	3,756	3,742
Leasehold improvements	17,408	16,313
Building	940	940
	65,653	62,507
Less: Accumulated depreciation and amortization	46,787	43,798
	$18,866	$18,709

Depreciation of property and equipment for the three months ended March 31, 2025 and 2024 was $998 and $1,164, respectively.

Depreciation of property and equipment for the nine months ended March 31, 2025 and 2024 was $2,988 and $3,493, respectively.

NOTE 6 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2025	June 30, 2024
Purchased parts, components and supplies	$2,446	$2,524
Work-in-process	261	191
Total Inventories	$2,707	$2,715

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	Weighted average useful lives	Gross carrying amount – March 31, 2025	Accumulated amortization – March 31, 2025	Net carrying amount – March 31, 2025
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software License	3 years	1,260	(661)	599
Patents and copy rights	15 years	5,285	(4,218)	1,067
Non-compete	7 years	4,150	(4,150)	—
Customer relationships	20 years	3,900	(2,336)	1,564
Total		$21,600	$(18,370)	$3,230

	Weighted average useful lives	Gross carrying amount – June 30, 2024	Accumulated amortization – June 30, 2024	Net carrying amount – June 30, 2024
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Patents and copy rights	15 years	5,260	(4,104)	1,156
Non-compete	7 years	4,150	(4,150)	—
Customer relationships	20 years	3,900	(2,186)	1,714
Total		$20,315	$(17,445)	$2,870

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended March 31, 2025 and 2024 amounted to $37 and $41, respectively.

Amortization of customer relationships for the three months ended March 31, 2025 and 2024 amounted to $50 and $50, respectively.

Amortization of software license for the three months ended March 31, 2025 and 2024 amounted to $94 and $0, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2025 and 2024 amounted to $114 and $127, respectively.

Amortization of customer relationships for the nine months ended March 31, 2025 and 2024 amounted to $150 and $150, respectively.

Amortization of software license for the nine months ended March 31, 2025 and 2024 amounted to $284 and $0, respectively.

Amortization expense for reach of the next five years and thereafter as of March 31, 2025 are as follows:

2026	$721
2027	553
2028	322
2029	317
2030	316
Thereafter	1001
Total	$3,230

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2025	June 30, 2024
Accrued salaries, commissions and payroll taxes	$1,632	$4,678
Sales tax payable	243	197
Federal and state income taxes payable	—	1,461
Self-funded health insurance reserve	261	121
Property taxes	356	143
Utilities	485	875
Professional fees	75	—
Software Licenses	318	—
Recruiting fees	141	—
Other general and administrative expenses	730	466
Other Current Liabilities	$4,241	$7,941

NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two reportable segments - manufacturing and the service of medical equipment and management of diagnostic imaging centers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2024. All inter segment sales are market-based. The Company evaluates performance based on income or loss from operations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Service of MRI Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2025
Net revenues from external customers	$2,396	$24,769	$27,165
Inter-segment net revenues	$298	$—	$298
(Loss) Income from operations	$(1,373)	$5,035	$3,662
Depreciation and amortization	$54	$1,184	$1,238
Capital expenditures	$153	$445	$598

For the three months ended March 31, 2024
Net revenues from external customers	$1,967	$23,751	$25,718
Inter-segment net revenues	$277	$—	$277
(Loss) Income from operations	$(1,184)	$4,930	$3,746
Depreciation and amortization	$59	$1,072	$1,131
Capital expenditures	$4	$183	$187

	Manufacturing and Service of MRI Equipment	Management of Diagnostic Imaging Centers	Totals
For the nine months ended March 31, 2025
Net revenues from external customers	$6,382	$70,693	$77,075
Inter-segment net revenues	$881	$—	$881
(Loss) Income from operations	$(3,708)	$14,412	$10,704
Depreciation and amortization	$157	$3,379	$3,536
Capital expenditures	$248	$2,922	$3,170

For the nine months ended March 31, 2024
Net revenues from external customers	$5,883	$71,058	$76,941
Inter-segment net revenues	$785	$—	$785
(Loss) Income from operations	$(2,915)	$18,117	$15,202
Depreciation and amortization	$180	$3,366	$3,546
Capital expenditures	$24	$375	$399

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2025 and March 31, 2024, the Company paid $21 and $67 for interest, respectively.

During the nine months ended March 31, 2025 and March 31, 2024, the Company paid $4,190 and $383 for income taxes, respectively.

During the nine months ended March 31, 2025 and March 31, 2024, the Company obtained right-of-use and equipment assets in exchange for lease obligations of $2,320 and $1,945, respectively.

During the nine months ended March 31, 2025, the Company sold a 0.197% interest in HDM to an employee. The interest was sold for $132 in a noncash transaction.

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

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors approved up to $9,000 to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. During the nine months ended March 31, 2025 and 2024, the Company repurchased 115 and 116 shares at a cost of $1,806 and $1,885, respectively. The Company cancelled 125 shares and 123 shares at a cost of $1,963 and $2,006 for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining balance under the repurchase plan was $2,928.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Other Matters (continued)

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2025 and June 30, 2024, the Company had approximately $261 and $121, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the nine months ended March 31, 2025 and 2024, the Company recorded income tax expense of $3,018 in fiscal 2025 as compared to $4,884 in fiscal 2024. For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $1,006 and $1,848, respectively. The nine month and three month of fiscal 2025 and fiscal 2024 provision is comprised of a current income tax component of $1,920 and a deferred income tax component of $878 and a current income tax component of $1,129 and a deferred income tax component of $719, respectively. Obligations for any liability associated with the current income tax provision has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)

The Company recorded a deferred tax asset of $6,346 and a deferred tax liability of $371 as of March 31, 2025, primarily relating to allowance for credit losses and tax credits.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2021.

Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. As of March 31, 2025, no such changes in ownership have occurred.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement of income. The CAMT will be effective for tax years beginning after December 31, 2022. Currently, the IRA did not have a material impact to the Company’s condensed consolidated financial statements.

NOTE 13 – RELATED PARTY TRANSACTIONS

Tallahassee Magnetic Resonance Imaging, Inc., Stand Up MRI of Boca Raton, Inc., and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. As of March 31, 2025 and June 30, 2024, the net revenues owed to the Company was $9,907 and $9,865, respectively.

Bensonhurst MRI Limited Partnership (“Bensonhurst”), in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110 per annum. On February 1, 2024, Bensonhurst entered into a second contract with the Company for the service and maintenance of a High-Field MRI Scanner for a price of $70 per annum. For the nine months ended March 31, 2025 and 2024, the Company recorded service and repair fees of $135 and $94, respectively from Bensonhurst. Also during the three months ended March 31, 2025 and 2024, the Company recorded service and repair fees of $45 and $39, respectively.

Radian Healthcare Management, LLC (“Radian”), which is owned by the son-in-law of the CEO and President of the Company provided the Company with personnel recruitment of new employees at a fee of approximately $150 and $146 for the nine months ended March 31, 2025 and 2024, respectively. Also during the three months ended March 31, 2025 and March 31, 2024 the Company recorded a recruitment fee of $63 and $50, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 13 – RELATED PARTY TRANSACTIONS (CONTINUED)

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $577 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. During the nine months ended March 31, 2025 the Company recorded $39 in investment income on this promissory note. Also during the three months ended March 31, 2025, the Company recorded $13 in investment income on this promissory note. The MRI scanner had zero basis, which resulted in a gain of $577, which was recorded during the year ended June 30, 2024. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2025 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, item 1 of the Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended June 30, 2024 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on September 27, 2024.

Forward Looking Statements

On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing locations, labor costs for our personnel, and the level of competition from existing or new competitors.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations.

The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

FONAR CORPORATION AND SUBSIDIARIES

Results of Operations

We operate in two reportable segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by FONAR and diagnostic facilities management services, which is conducted through HMCA.

For the nine-month period ended March 31, 2025, we reported a net income of $9.3 million on revenues of $77.1 million as compared to net income of $12.5 million on revenues of $76.9 million for the nine-month period ended March 31, 2024. Operating income decreased from $15.2 million for the nine-month period ended March 31, 2024 to $10.7 million for the nine month period ended March 31, 2025. Last quarter, we recorded a significant reserve against accounts receivable which was attributable to American Transit Insurance Company, a New York based motor vehicle insurer who has recently indicated that they are approaching insolvency. We are monitoring the situation for new developments. Revenues from product sales and service and repair fees increased from $5.9 million for the first nine months of fiscal 2024 as compared to $6.4 million for the first nine months of fiscal 2025.

For the three-month period ended March 31, 2025, we reported net income of $3.1 million on revenues of $27.2 million as compared to net income of $2.5 million on revenues of $25.7 million for the three-month period ended March 31, 2024.

The revenue increase, from $76.9 million for the nine months of fiscal 2024 to $77.1 million for the nine months of fiscal 2025, was due to increases in management and other fees of $862, from $36.6 million for the nine months of fiscal 2024 to $37.4 million for the nine months of fiscal 2025 along with increases in product sales and service and repair fees of $499, from $5.9 million for the nine months of fiscal 2024 to $6.4 million for the nine months of fiscal 2025. This was offset by a decrease of $1.2 million in patient fee revenue from $25.5 million for the first nine months of fiscal 2024 to $24.3 million for the first nine months of fiscal 2025.

The revenue increase from $25.7 million for the three-month period ended March 31, 2024 to $27.2 million for the three-month period ended March 31, 2025, was primarily due to increases in management and other fees of $780, from $12.1 million for the three-month period ended March 31, 2024 to $12.9 million for the three-month period ended March 31, 2025. Revenues from product sales and service and repair fees increased from $2.0 million for the three-month period ended March 31, 2024 to $2.4 million for the three-month period ended March 31, 2025.

During the first nine months of fiscal 2025, the aggregate number of scans performed by the sites we own decreased to 41,643 scans from 42,718 scans in the first nine months of fiscal 2024. This decrease was due to increase competition in certain areas along with hurricane related closures in the first and second quarter of fiscal 2025. During the first nine months of fiscal 2025, the aggregate number of scans performed by the sites we manage increased to 119,137 scans from 112,072 scans in the first nine months of fiscal 2024. This increase was due to improvements in our information technology systems, increased shift coverage, and increased capacity from our recent equipment expansions.

FONAR CORPORATION AND SUBSIDIARIES

The combination of our small increase in revenues along with our costs and expenses increasing at a larger rate caused our operating income to decrease to $10.7 million for the nine months ended March 31, 2025 as compared to $15.2 million for the nine months ended March 31, 2024. In terms of percentages, costs and expenses increased 7.6% to $66.4 million for the first nine months of fiscal 2025 as compared to $61.7 million for the first nine months of fiscal 2024, while revenues increased 0.2% to $77.1 million for the first nine months of fiscal 2025 as compared to $76.9 million for the first nine months of fiscal 2024. The increase in costs and expenses is primarily attributable to additional reserves of $2.5 million which was mainly due to increase reserves for the outstanding balance of American Transit Insurance along with a new outside billing contract for the collection of our commercial insurance which commenced on January 1, 2024. The costs of the new billing contract in the nine-month period ended was $546. Other additional costs incurred were due to the expenses relating to our subsidiary dedicated to the maintenance and repair of non-FONAR equipment and other various costs pertaining to the distribution of SwiftMR™ software. These costs were not present in the prior period.

 The combination of our revenues increasing along with our costs and expenses increasing at a similar rate caused our operating income to remain constant at $3.7 million for the three-month period ended March 31, 2025 and for the three months ended March 31, 2024. In terms of percentages, costs and expenses increased 6.8% to $23.5 million for the three months ended March 31, 2025 as compared to $22.0 million for the three months ended March 31, 2024, while revenues increased 5.8% to $27.2 million for the three months end March 31, 2025 as compared to $25.7 million for the three months ended March 31, 2024.

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

Medical Equipment - Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $200 for the first nine months of fiscal 2025 from $329 for the first nine months of fiscal 2024. Costs related to product sales increased from $558 for the nine months period ended March 31, 2024 to $761 for the nine month period ended March 31, 2025 Revenues from MRI product sales decreased to $55 for the three months ending March 31, 2025 from $110 for the three months ending March 31, 2024. Costs related to product sales increased from $153 for the three months ending March 31, 2024 as compared to $319 for the three months ended March 31, 2025, Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi-positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

FONAR CORPORATION AND SUBSIDIARIES

 Service revenues increased to $6.2 million for the nine-month period ended March 31, 2025 from $5.5 million for the nine-month period ended March 31, 2024. Service revenues increased to $2.3 million for the three month period ended March 31, 2025 from $1.9 million for the three month period ending March 31, 2024.

Costs relating to providing service were $3.4 million in the first nine months of fiscal 2025 as compared to $2.6 million in the first nine months of fiscal 2024. Costs relating to providing service were $1.2 million for the three month period ended March 31, 2025 as compared to $982 for the three months ended March 31, 2024. The increase is attributable to spending on our subsidiary dedicated to the maintenance and repair of non-FONAR MRI equipment, and various costs related to the marketing and distribution of SwiftMR™ software. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $478 in foreign revenues for the first nine months of fiscal 2025 as compared to $387 for the first nine months of fiscal 2024. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

Revenues for the medical equipment segment increased to $6.4 million for the first nine months of fiscal 2025 from $5.9 million for the first nine months of fiscal 2024. Operating losses for our medical equipment segment increased to an operating loss of $3.7 million, for the first nine months of fiscal 2025 as compared to an operating loss of $2.9 million for the first nine months of fiscal 2024.

Revenues for the medical equipment segment increased to $2.4 million for the three months ending March 31, 2025 from $2.0 million for the three months ending March 31, 2024. Operating losses for our medical equipment segment increased to an operating loss of $1.4 million, for the three months ending March 31, 2025 as compared to an operating loss of $1.2 million for the three months ending March 31, 2024.

Management of Diagnostic Imaging Centers

HMCA revenues decreased in the first nine months of fiscal 2025 by 0.5% to $70.7 million from $71.1 million for the first nine months of fiscal 2024. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues decreased slightly to 91.7% for the first nine months of fiscal 2025, from 92.4% for the first nine months of fiscal 2024.

HMCA revenues increased in the three months ending March 31, 2025 by 4.2% to $24.8 million from $23.8 million for the three months ending March 31, 2024. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues decreased slightly to 91.2% for the three months ending March 31, 2025 from 92.3% for the three months ending March 31, 2024.

We completed the installation of a scanner in the Melville, NY location at the end of the third quarter of fiscal 2025. We now manage or own a total of 44 MRI scanners. Twenty-six (26) MRI scanners are located in New York and eighteen (18) are located in Florida. HMCA experienced an operating income of $14.4 million for the first nine months of fiscal 2025 compared to operating income of $18.1 million for the first nine months of fiscal 2024. The increase in operating revenue was offset by a combination of increased costs expenses. Expenses increased in the form of staffing costs, equipment repair costs, and helium replacement costs.

FONAR CORPORATION AND SUBSIDIARIES

The ability of HMCA to maintain its profitability is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government programs. The reductions in reimbursement rates are not unique to HMCA or HMCA’s clients.

HMCA’s cost of revenues for the first nine months of fiscal 2025 increased to $41.1 million as compared to $39.2 million for the first nine months of fiscal 2024. HMCA’s cost of revenues for the three months ending March 31, 2025 increased to $13.5 million from $12.8 million for the three months ending March 31, 2024. This increase is the result of increased expenses from scanning volume at our HMCA-managed sites, where revenues are fixed pursuant to the management agreements.

Consolidated

For the first nine months of fiscal 2025, our consolidated net revenues increased by 0.2% to $77.1 million from $76.9 million for the first nine months of fiscal 2024, and total costs and expenses increased by 7.6% to $66.4 million from the first nine months of fiscal 2025 as compared to $61.7 million for the first nine months of fiscal 2024, respectively. As a result, our operating income decreased to $10.7 million in the first nine months of fiscal 2025 as compared to $15.2 million in the first nine months of fiscal 2024. An increase in selling, general and other administrative costs and costs related to management and other fees in particular resulted in cost and expenses increase at a much higher percentage as compared to the increase in net revenues.

Selling, general and administrative expenses increased to $20.1 million in the first nine months of fiscal 2025 from $18.0 million in the first nine months of fiscal 2024. This increase in selling, general and administrative expenses was due to additional reserves taken in the current period of $2.5 million mainly for the uncertainty of the collection of American Transit Insurance coupled with the new outside billing contract that accounts for $546.

Research and development expenses decreased by 15.4% to $1.1 million for the first nine months of fiscal 2025 from $1.3 million for the first nine months of fiscal 2024.

Interest expense in the first nine months of fiscal 2025 decreased by 68.7% to $21 from $67 in the first nine months of fiscal 2024.

The results of operations for the first nine months of fiscal 2025 reflect a decrease in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2024 ($70.7 million for the first nine months of fiscal 2025 as compared to $71.1 million for the first nine months of fiscal 2024), coupled with an increase in the total cost and expenses ($56.2 million for the first nine months of fiscal 2025 as compared to $53.0 million for the first nine months of fiscal 2024). Revenues were 8.3% from the MRI equipment segment and 91.7% from HMCA, for the first nine months of fiscal 2025, as compared to 7.6% from the MRI equipment segment and 92.4% from HMCA for the first nine months of fiscal 2024.

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

Liquidity and Capital Resources

FONAR’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), has the controlling interest in Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.6% in HDM, and the investors in HDM have a 29.4% ownership interest. During the nine months ended March 31, 2025, the Company sold non-controlling interests to a minority shareholder for $132. The management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated.

Cash and cash equivalents, and short term investments decreased from $56.5 million at June 30, 2024 to $54.3 million at March 31, 2025.

Cash provided by operating activities for the first nine months of fiscal 2025 was $7.0 million. Cash provided by operating activities was attributable principally to net income of $9.3 million, adjusted for depreciation and amortization of $3.5 million, provision for credit losses of $2.6 million, and deferred income tax of $878, offset primarily by an increase in accounts, management fee receivables and medical receivables of $7.1 million, an increase of prepaid and other current assets of $1.1 million, a decrease of accounts payable of $631 and a decrease in other current liabilities of $549.

Cash used in investing activities for the first nine months of fiscal 2025 was $3.2 million. Cash used in investing activities during the first nine months of fiscal 2025 consisted of patent costs of $25, the purchase of property and equipment of $3.1 million, offset set by proceeds from short-term investments of $13.

Cash used in financing activities for the first nine months of fiscal 2025 was $6.0 million. The principal uses of cash in financing activities during the first nine months of fiscal 2025 were the repayment of principal on long-term debt and capital lease obligations of $114, the purchase of treasury stock of $1.8 million, distributions to non-controlling interests of $4.2 million offset by the sale of non-controlling interest of $132.

Total liabilities decreased by 4.9% to $54.7 million at March 31, 2025 from $57.5 million at June 30, 2024. “Other” current liabilities decreased by 46.8% to $4.2 million at March 31, 2025 from $7.9 million at June 30, 2024. The current portion of our service contract liabilities increased by 15.4% to $4.5 million at March 31, 2025 as compared to $3.9 million at June 30, 2024. The long-term portion of operating lease liability decreased from $37.5 million at June 30, 2024 to $36.0 million at March 31, 2025.

As of March 31, 2025, the total of $4.2 million in “other” current liabilities included accrued salaries and payroll taxes of $1.6 million, utilities payable of $485, software license of $318, property taxes of $356 and other general and administrative expenses of $730.

Our working capital increased to $127.1 million at March 31, 2025 from $122.5 million at June 30, 2024. This resulted from an increase in current assets ($140.3 million at June 30, 2024 as compared to $141.1 million at March 31, 2025), and a decrease in current liabilities from $17.9 million at June 30, 2024 to $14.0 million at March 31, 2025.

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

FONAR is committed to making the following significant capital expenditures for the remainder of the 2025 fiscal year. The Company is in the process of placing an additional scanner in a current location in New York and anticipates it to be completed by the fourth quarter of fiscal 2025. The costs to complete this project have been estimated to be $1.8 million.

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

FONAR CORPORATION AND SUBSIDIARIES

We are not aware of any other trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash generating capabilities and ability to secure additional financing, if necessary, are sufficient to finance our capital expenditures and other operating activities for at least the next twelve months. The Company also believes that its business plan has been responsible for its profitability in the past ten consecutive fiscal years and first nine months of fiscal 2025, and that its capital resources will be adequate to support operations through a year from the date of filing. The future effects on our business of healthcare legislation, the 2.3% excise tax on sales of medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the same time periods specified in the Securities and Exchange Commission rules and forms.

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

9. Current and future changes in Florida Insurance Law. On March 24, 2023, Florida enacted House Bill 837. Dubbed the Tort Reform Act, the bill made sweeping changes to Florida’s negligence laws that negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, higher administrative costs, and lower reimbursement rates. Florida legislators continue to propose significant changes to the current structure of Florida’s insurance industry, including House Bill 1181, which proposes an repeal of Florida’s no-fault insurance law and replacing it with a fault-based system. A repeal of the no-fault law will result in significant delays in payment for the services we render and will have a negative effect on our operations. The full impact of these proposed changes, including their impact on scan volume, are impossible to estimate at this time. We will continue to monitor this bill as it continues through the legislative process.

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

12. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including U.S. tariffs and updated trade policies, recessions or economic slowdowns, disruptions of credit markets and military conflicts. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

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

The following table summarizes the number of shares repurchased during the three months ended March 31, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
January 1, 2025 – January 31, 2025	6,962	$15.58	6,962	$3,501
February 1, 2025 – February 28, 2025	18,153	$15.19	18,153	$3,008
March 1, 2025 – March 31, 2025	5,342	$15.01	5,342	$2,928
Total	30,457	$15.25	30,457

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosures: Not Applicable

FONAR CORPORATION AND SUBSIDIARIES

Item 5 - Other Information:

Rule 10b5-1 Trading Plan

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on February 19, 2025, Item 2.02: Results of Operations and Financial Condition for the quarter ended December 31, 2024.

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

Dated: May 15, 2025