Form 10-K
period 2025-06-30
FONAR CORP
filed 2025-09-22
CIK 355019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging Growth Company ☐

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

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2024 based on the closing price of $15.14 per share on such date as reported on the NASDAQ System, was approximately $91.8 million. The other outstanding classes do not have a readily determinable market value.

As of September 8, 2025, 6,203,465 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through FONAR. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Corporation of America (“HMCA”). HMCA provides management services, administrative services, billing and collection services, credentialing services, contract negotiations, compliance consulting, purchasing, IT services, hiring, conducting interviews and managing personnel, storage of medical records, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers engaged in diagnostic imaging. In addition to acting as a management company, HMCA owns and operates six diagnostic imaging facilities in Florida. See Note 15 for a more detailed analysis.

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

See Note 15 to the Consolidated Financial Statements for separate financial information regarding our medical equipment and physician and diagnostic management services segments.

On July 7, 2025, the board of directors received a non-binding proposal from a group led by Timothy Damadian, the Company’s Chief Executive Officer, and Luciano Bonanni, the Company’s Chief Operating Officer, pursuant to which proposal the group would acquire all of the outstanding common stock and other securities of the Company not currently owned by the members of the group.   Members of the group have voting control of the Company’s equity securities and the group advised the Company that it was unwilling to support any alternative transaction.  As proposed, the transaction, if completed, would result in the Company no longer being a publicly held company, and its Common Stock would be de-listed from the NASDAQ Stock Market.  The Board of Directors has established a Special Committee of independent and disinterested directors to consider the proposal and negotiate on behalf of the Company and its stockholders.  The Special Committee has retained its own independent financial and legal advisors to assist it in this process. The group and the Special Committee are engaged in negotiations related to the proposed going private transaction.  No definitive agreements or terms have been executed by the parties and there is no assurance that the transaction will be completed.  Any definitive agreement and transaction will require approval by the Company’s common stock holders and will require the filing of definitive proxy materials in accordance with the SEC’s proxy rules to obtain such approval.

 FONAR CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS.

We make certain statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve risks and uncertainties which may cause actual results or outcomes to differ materially from those expressed herein. While we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. These assumptions involve judgments with respect to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing locations, labor costs for our personnel, and the level of competition from existing or new competitors.

While we believe that our assumptions are reasonable, it is very difficult to predict the impact of unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These statements are not guarantees of future performance and undue reliance should not be placed on them.

The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT SEGMENT

Health Diagnostics Management, LLC (HDM) is owned by Health Management Corporation of America (70.6%) and investors (29.4%). Health Management Corporation of America is owned 100% by FONAR Corporation.

HDM operates under the assumed name “Health Management Company of America” (“HMCA”).

The combined business (HDM and Health Management Corporation of America) will be referred to as “HMCA” for all periods before and after July 1, 2015, unless otherwise indicated.

HMCA provides comprehensive non-medical management services to diagnostic imaging facilities. These services include administrative services, billing and collection services, credentialing services, contract negotiations, compliance consulting, purchasing IT services, hiring, conducting interviews, training, supervision and management of non-medical personnel, storage of medical records, office space, equipment, repair & maintenance services, accounting, assistance with legal and regulatory matters, and the development and implementation of practice growth and marketing strategies.

FONAR CORPORATION AND SUBSIDIARIES

As of June 30, 2025, HMCA managed a total of 44 MRI scanners. Twenty-six (26) scanners are located in New York and eighteen (18) scanners are located in Florida. For the 2025 fiscal year, the revenues HMCA recognized from the MRI facilities has increased to $95.4 million from $94.6 million in fiscal 2024. Six of the facilities in Florida are owned and operated by HMCA subsidiaries.

We believe the utilization of FONAR Upright® MRI scanning systems, which are produced under the protection of our patents, accounts for the historically robust patient volume at the scanning facilities.

During fiscal 2025, two additional high field magnets were installed at our existing facilities in Naples, FL and Melville, NY, respectively. During fiscal year 2026, we expect to complete installation of an additional high field magnet in Lynbrook, NY, to supplement the existing FONAR Upright® MRI scanning systems at that facility along with a new location in Nassau County, NY.

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

3. Administrative. HMCA assists in scheduling patient appointments, purchasing medical supplies and equipment, and handles the reporting, accounting, processing and filing systems. It prepares and files the complex applications which enables our clients to participate in managed care programs and to qualify for insurance reimbursement. HMCA assists the clients to implement programs and procedures to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and Workers’ Compensation guidelines, as well as compliance with other applicable governmental requirements and regulations, including HIPAA and other privacy requirements.

 4. Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by No-Fault and Workers’ Compensation statutes.

FONAR CORPORATION AND SUBSIDIARIES

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

The facilities enter into contracts with third-party payors, including managed care companies. None of HMCA’s clients participate in any capitated plans or other risk-sharing arrangements. Capitated plans are those Health Maintenance Organization programs where the provider is paid a flat monthly fee per patient.

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2025, the aggregate amount of active management fees was $5,160,735 per month. In fiscal 2024, the aggregate amount of active management fees was $4,960,733 per month. Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Timothy Damadian currently owns three HMCA-managed MRI facilities in Florida. The facilities were owned by the Company’s founder and former CEO, Dr. Raymond Damadian until his passing in August of 2022. The fees for these three sites are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2025 and fiscal 2024, the aggregate monthly amount of management fees payable to HMCA by these sites was $995,825.

The six Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of contractual allowances and discounts were $33,179,446 in fiscal 2025 as compared to $33,815,796 in fiscal 2024.

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

To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Six facilities in New York and nine facilities in Florida have two or more MRI scanners. One facility in New York and three in Florida also perform X-rays.

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

We have experienced reimbursement reductions for radiology services provided to Medicare beneficiaries. In calendar year 2025, changes to the MPFS included a reduction in the conversion factor. For our fiscal year ended June 30, 2025, Medicare revenues represented approximately 2.6% of the revenues for HMCA’s clients and subsidiaries as compared to 2.7% for the fiscal year ended June 30, 2024.

FONAR CORPORATION AND SUBSIDIARIES

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2025, approximately .05% of the revenues of HMCA’s clients and subsidiaries were attributable to Medicaid, as compared to 0.06% in fiscal 2024.

Managed Care and Private Insurance

Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules in many cases can be at or below Medicare reimbursement levels. Some managed care organizations have reduced or otherwise limited, and other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions could have an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions previously proposed.

HMCA COMPETITION

The physician and diagnostic management services field is highly competitive. A number of large health systems have acquired medical practices, and this trend is expected to continue. HMCA anticipates that more competition will develop. Many competitors have greater financial and other resources than HMCA.

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

FONAR CORPORATION AND SUBSIDIARIES

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

The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, broadening protections for whistleblowers and creating liability for knowingly retaining a government overpayment, acting in deliberate ignorance of a government overpayment or acting in reckless disregard of a government overpayment. The healthcare reform bills in the form of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) expanded on changes made by the 2009 Fraud Enforcement and Recovery Act with regard to such “reverse false claims.” Under PPACA, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. HMCA and its clients have never been sued under the False Claims Act and believe we are in compliance with the law.

Stark Law

Under the federal Self-Referral Law, also referred to as the “Stark Law”, which is applicable to Medicare and Medicaid patients, and the self-referral laws of various States, certain health practitioners, including physicians, chiropractors and podiatrists, are prohibited from referring their patients for the provision of designated health services, including diagnostic imaging services, to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statutes or regulations. The federal government has taken the position that a violation of the federal Stark Law is also a violation of the Federal False Claims Act. Statutory exceptions under the Stark Law include, among others, direct physician services, in-office ancillary services rendered within a group practice, space and equipment rental and services rendered to enrollees of certain prepaid health plans. Some of these exceptions are also available under the State self-referral laws. HMCA believes that it and its clients are in compliance with these laws.

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

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information (“PHI”). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, HHS and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per occurrence. In 2013 additional legal requirements were adopted to provide further protection for PHI.

In addition, many states have enacted comparable privacy and security statues or regulations that, in some cases, are more stringent than HIPAA requirements. It may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to sanctions.

FONAR CORPORATION AND SUBSIDIARIES

We believe that we are in compliance with the current HIPAA requirements, as amended by HITECH, together with other legislation and regulations, and comparable state laws, but we anticipate that we may encounter certain costs associated with future compliance. Moreover, we cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with our own interpretation, or the interpretations of our contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in significant criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

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

Certificates of Need

Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital projects and/or the acquisition of major medical equipment including MRI and PET/CT systems. We are not currently operating in any such states.

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

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers’ compensation programs. For the fiscal year ended June 30, 2025 approximately 58.0% of our clients’ receipts were from patients covered by no-fault insurance and approximately 9.1% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2024, approximately 58.0% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 8.8% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third-party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

SERVICE AND UPGRADES FOR MRI SCANNERS

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $8.4 million in fiscal 2025 and $7.6 million in fiscal 2024.

We hope to maintain service revenues at present levels, based on the demonstrated longevity of the Upright® MRI scanner and continued customer satisfaction with the product. Critical to this longevity and customer satisfaction is the stream of software improvements and hardware upgrades that FONAR has delivered over the years to keep the scanners competitive with the latest technology in the marketplace. We also anticipate that our installed base of scanners will generate income from upgrades in future fiscal years.

FONAR CORPORATION AND SUBSIDIARIES

We have engaged with AIRS Medical USA, Inc., to distribute their SwiftMRTM product to our installed base of customers. We believe that the SwiftMRTM product significantly improves the image quality and efficiency of both the Upright® MRI and the outside manufacturer equipment that is operated by our installed base. Revenues from the sale of SwiftMRTM are included in the service and maintenance revenues described above.

In 2024, we formed a new subsidiary, Opus Diagnostic Management, LLC, which is focused on providing service for MRI scanners sold by other manufacturers. We hope to control the cost of maintaining and repairing the outside manufacturer equipment operated by HMCA, and to expand into providing maintenance and repair services to other third party operators of outside manufacturer equipment. Revenues from Opus are included in the service and maintenance revenues described above.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2025, we incurred expenditures of $1,576,086, none of which were capitalized, on research and development, as compared to $1,735,949, none of which were capitalized, during the fiscal year ended June 30, 2024.

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

The development of clinically practical scan protocols and software depends on close contact between research and development scientists and engineers, and end users. That close contact is facilitated in part by the relationship with HMCA and the scanning centers. In addition to that collaboration, R&D staff have pursued a variety of novel and Upright® MRI-specific research projects. It is anticipated that these will ultimately lead to new applications that are made available to existing customers as upgrade add-ons to their machines. For example, phase-contrast imaging techniques originally developed for angiography have recently been applied to cerebrospinal fluid (CSF) flow. Analysis of CSF flow in upright and recumbent postures may prove to be of significant value in the evaluation of a variety of disorders and lead to a better understanding of human physiology.

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

We maintain a robust patent portfolio that provides us, under the aegis of United States patent law, “the exclusive right to make, use and sell” many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2025, a total of 245 patents have been issued to FONAR. In fiscal year 2025, we obtained four new patents. Most significantly, we obtained approval for a patent related to the development of our next generation patient positioning system. Other patents issued in fiscal 2025 include a system for monitoring the effectiveness of a treatment regimen, and a method for assessing risk of cerebral palsy based on cerebrospinal fluid flow.

PRODUCT COMPETITION

MRI SCANNERS

FONAR faces competition for MRI product sales from companies such as Siemens, General Electric, Philips, Fujifilm, Canon, and United Imaging. Each of these is primarily focused on the high-field (1.0 T and above) marketplace, though some have produced open MRI scanners for imaging in the recumbent posture. None of these firms has so far introduced an open, upright MRI.

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

We have established and maintained written procedures for implementation of the MDR regulation. These procedures include internal systems that:

-	provide for timely and effective identification, communication and evaluation of adverseevents;

-	provide a standardized review process and procedures for determining whether or not an event is reportable; and

-	provide procedures to insure the timely transmission of complete reports.

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

Civil Money Penalties

The FDA, after an appropriate hearing, may impose civil money penalties for violations of the Food Drug & Cosmetic Act that relate to medical devices. In determining the amount of a civil penalty, FDA will take into account the nature, circumstances, extent, and gravity of the violations, the violator’s ability to pay, the effect on the violator’s ability to continue to do business, and any history of prior violations.

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

Legally marketed devices that comply with the requirements of the FD&C Act require a Certificate to Foreign Government issued by the FDA for export. Other devices that do not meet the requirements of the FD&C Act but comply with the laws of a foreign government require a Certificate of Exportability issued by the FDA. All products which we sell have FDA clearance and would fall into the first category.

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

EMPLOYEES

FONAR and HMCA had approximately 535 employees as of August 7, 2025. This total number included employees engaged in production, customer support, research and development, information technology, employees engaged in marketing and sales, billing and collection, legal and compliance matters, as well as transcriptionists, Florida technologists, field service technicians and individuals in various administrative positions. A significant number of employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

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

FONAR CORPORATION AND SUBSIDIARIES

2. Inflation. Inflation has drastically increased our costs for both materials and labor. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued cost increases, coupled with reduced reimbursement rates may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

3. Cybersecurity threats. Diagnostic imaging centers have increasingly become a target for threat actors. Our organization relies on information technology systems and computer networks to operate. Our partners, vendors, and business associates are equally reliant on their own computer systems to provide the services that we depend on to perform core functions. Data incidents in the form of breaches, ransomware attacks, denial-of-service attacks, and a variety of other hazards could materially disrupt our operations, or the operations of our partners. In addition, the costs to respond to such incidents related to rebuilding internal systems, restoring data, responding to regulatory investigations and/or litigation could be significant. Our cybersecurity liability insurance may be inadequate to cover these losses. Management has identified a material weakness in our internal controls over our information technology systems during the fiscal year ending June 30, 2025. While management has enacted a plan for remediation by improving these internal controls and implementing additional controls, there is no guarantee these remediation efforts will be adequate. Further, there is no guarantee that other, unidentified risks could negatively impact our operations in the future. The cost of maintaining and improving our security technologies to protect ourselves from these threats, and to comply with associated regulatory requirements related to cybersecurity, has increased substantially in the most recent fiscal year and will continue to increase in the future. Previous cybersecurity incidents have not materially affected our results of operations or financial condition. However, cybersecurity threats have the potential to significantly impair our operations and the operations of the various third parties upon whom we rely. Risks outside of our control, such as cybersecurity attacks to our partners, vendors and business associates could threaten our ability to operate and reduce operating margins.

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

5. Current and future changes in Florida Insurance Law. On March 24, 2023, Florida enacted House Bill 837. Dubbed the Tort Reform Act, the bill made sweeping changes to Florida’s negligence laws that negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, higher administrative costs, and lower reimbursement rates. Florida legislators continue to propose significant changes to the current structure of Florida’s insurance industry, including an annual proposal to repeal of Florida’s no-fault insurance law and replace it with a fault-based system. This proposal was vetoed by Governor Ron DeSantis after passing both houses in 2021, but similar legislation was proposed in 2022, 2023, and again in 2025. The 2025 proposal died unheard in the Florida Senate’s Banking and Insurance committee. A repeal of the no-fault law will result in significant delays in payment for the services we render and will have a negative effect on our operations. The full impact of these proposed changes, including their impact on scan volume, are impossible to estimate at this time. We will continue to monitor this bill as it continues through the legislative process.

6. Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors. The Florida market in particular is experiencing a high level of competition, which, coupled with recent Tort Reform, has created a challenging landscape for the centers we own and manage in that state, and may deter future expansion.

FONAR CORPORATION AND SUBSIDIARIES

7. Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations in New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

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

12. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including tariffs, recessions or economic slowdowns, disruptions of credit markets and military conflicts. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Cybersecurity Risk Management Strategy includes a myriad of tools and resources that are designed to ensure the integrity of our information systems. We place particular emphasis on protecting the privacy of our patient data pursuant to the HIPAA Security Rule. Our cybersecurity risk management process is integrated with our larger risk management system and is considered a core function of our overall risk management strategy.

Our strategy is based around identification, mitigation, avoidance and response to material cybersecurity risks. We employ physical and electronic safeguards to control access to our systems. We employ additional electronic safeguards to control/limit access to the data contained in those systems. We review and re-assess these processes on a rolling basis with the assistance of both internal staff and outside vendors, including assessors, consultants, auditors, and other third parties. Some steps we take include the use of standard security protocols such as password maintenance, multi-factor identification, and penetration testing. We take other steps as may be situationally appropriate for the specific risk presented.

For the fiscal year ended June 30, 2025, management has identified a material weakness in our internal controls over our information technology systems, as described in greater detail in Item 9A. In response, we have taken several steps to enhance our cybersecurity efforts. Those steps include increasing the scope of our Multi-Factor Authentication requirement to include additional tertiary information systems, improving password security, upgrading our anti-virus software, upgrading our threat detection tools, implementing additional threat detection tools, and replacing and/or decommissioning hardware that has known vulnerabilities.

We require all of our employees to receive cybersecurity training as part of their initial onboarding process, and employees are required to complete additional training throughout the year.

We evaluate all of our vendors and third-party partners for material cybersecurity risks and take steps to mitigate risk through insurance and contractual risk transfer provisions when appropriate. Our Information Technology department works collaboratively with our third-party vendors to coordinate a mutually beneficial approach to cybersecurity in the specific context in which risk is presented. These collaborations sometimes take place on a rolling basis, and sometimes take place on a semi-annual or annual basis.

Cybersecurity threats, including previous cybersecurity incidents, have not materially affected our results of operations or financial condition. However, cybersecurity threats have the potential to significantly impair our operations and the operations of the various third parties upon whom we rely.

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

Our General Counsel oversees and manages our cybersecurity program. Our General Counsel acts as the coordinator of our cybersecurity team, which includes representatives from our Information Technology department and Compliance department. In addition, he regularly interacts with various department heads from both our New York and Florida regions regarding the prevention, detection, mitigation and remediation of cybersecurity risks. Our General Counsel has an educational background in computer science and has relevant work experience in cybersecurity insurance and risk management.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe the disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations. There are no material legal proceedings threatened or pending against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on NASDAQ Capital Markets under the symbol FONR.

On September 8, 2025 we had approximately 922 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 992 stockholders of record of our Class A Non-voting Preferred Stock.

The only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return on its Common Stock against industry and broad-market indexes which have been compiled by the Nasdaq Global Index Group. The periods commence on June 30, 2021 for five years and end on June 30, 2025. The graph assumes $100 is invested in FONAR Common Stock (NASDAQ: FONR), the Nasdaq Composite Total Return (Nasdaq Composite), Nasdaq Health Care Management Services (Nasdaq Health), and Nasdaq Medical Equipment (Nasdaq Equipment). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the common stock.

FONAR CORPORATION AND SUBSIDIARIES

Relative Dollar Values

	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024	June 30, 2025
FONR Common Stock	$100	$86	$97	$90	$85
NASDAQ Composite	$100	$77	$97	$125	$145
Health Care Management Services	$100	$122	$117	$127	$91
Medical Equipment	$100	$83	$94	$98	$104

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

FONAR CORPORATION AND SUBSIDIARIES

The following table summarizes the number of shares repurchased during the three months ended June 30, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
April 1, 2025 – April 30, 2025	0	$—	0	2,928
May 1, 2025 – May 31, 2025	0	$—	0	2,928
June 1, 2025 – June 30, 2025	0	$—	0	2,928

Total	0	$—	0

ITEM 6. [Reserved]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

FONAR’s wholly owned subsidiary, Health Management Corporation of America (“HMCA”), has the controlling interest in Health Diagnostics Management, LLC (“HDM”). HMCA presently has a direct ownership interest of 70.6% in HDM, and the investors in HDM have a 29.4% ownership interest. During the fiscal year ended June 30, 2025, the Company sold non-controlling interests to a minority shareholder for $132,000. The management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, and HDM are referred to as “HMCA”, unless otherwise indicated .HMCA generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with HMCA’s clients, except for its six Florida subsidiaries which bill and collect fees from patients, insurers and other third-party payors directly.

FONAR CORPORATION AND SUBSIDIARIES

In February 2024, FONAR formed a wholly-owned subsidiary, Opus Diagnostic Management, LLC, to provide repair and maintenance of third party manufactured MRI equipment that HMCA operates.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

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

Revenue Recognition and Receivable Allowances

The Company’s receivables from the related and non-related professional corporations, as well as those receivables due under fee-for-service contracts at the Florida subsidiaries, are largely dependent on collection of fees from various third-party payers. As described in greater detail in Note 2 to the Consolidated Financial Statements, we recognize revenue in accordance with Accounting Standards Codification 606, as the services are provided.

Medical receivables are due under fee-for-service contracts with third-party payors, such as hospitals, government sponsored healthcare programs, patients’ legal counsel and directly from patients. The carrying amount of the medical receivable is reduced by contractual allowances and discounts based on the historical experience with each payor class on a per location basis.

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

RESULTS OF OPERATIONS. FISCAL 2025 COMPARED TO FISCAL 2024

In fiscal 2025, we recognized net income of $10.7 million on revenues of $104.4 million, as compared to net income of $14.1 million on revenues of $102.9 million for fiscal 2024. This represents an increase in revenues of 1.4%. Total costs and expenses increased by 7.4%. Our consolidated operating results decreased by 29.7% to an operating income of $11.6 million for fiscal 2025 as compared to operating income of $16.5 million for fiscal 2024.

Discussion of Consolidated Results of Operations

Fiscal 2025 Compared to Fiscal 2024

While revenue increased by 1.4% selling, general and administrative expenses increased by 10.7% to $29.7 million in fiscal 2025 from $26.9 million in fiscal 2024. This difference in selling, general and administrative expenses was largely due to a $2,300,000 increase on reserves for credit loses for a single payer – American Transit Insurance Company. American Transit Insurance Company (ATIC) is a New York based motor vehicle insurer primarily focused on for-hire automobile insurance. During Fiscal 2025, ATIC posted over $750 million in net losses and has indicated that they are approaching insolvency. ATIC continues to operate and is working with the New York Department of Financial Services to resolve its issues. We are monitoring the situation for new developments. If ATIC enters receivership or suffers additional adverse consequences, we may need to take additional reserves in the future.

Interest and investment income remained constant in 2025 compared to 2024. We recognized investment income of $2.1 million in fiscal 2025 and 2024. This is due to the Company placing cash in interest bearing accounts and purchasing short term treasury bills.

Interest expense of $25,611 was recognized in fiscal 2025, as compared to interest expense of $76,997 in fiscal 2024. The Company repaid the outstanding debt for a building located in Florida during fiscal 2025.

The 29.4% non-controlling interest allocations of $2,339,000 and $3,530,000 for fiscal 2025 and fiscal 2024, respectively, have been calculated by Income from operations, and adding depreciation and amortization net of miscellaneous losses and other income from the Physician and Diagnostic Service Management segment (See Note 15).

We incurred some unusual one-time expenses during Fiscal Year 2025. We settled an outstanding tax debt related to New York City Commercial Rent Tax in the amount of $172,000. We also incurred a significant expense from Consolidated Edison Company in the amount of $206,000 for unreported electricity bills at our Midtown Manhattan location, due to faulty meter reading over a period of years. These one-time expenses have been resolved.

FONAR CORPORATION AND SUBSIDIARIES

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2025 we continued our investment in the development of various upgrades for the UPRIGHT® MRI, with an investment of $1,576,086 in research and development, none of which was capitalized, as compared to $1,735,949, none of which was capitalized, in fiscal 2024. The research and development expenditures were approximately 17.6% of revenues attributable to our medical equipment segment and 1.5% of total revenues in 2025, and 20.8% of medical equipment segment revenues and 1.7% of total revenues in fiscal 2024. This represented a 9.2% decrease in research and development expenditures in fiscal 2025 as compared to fiscal 2024.

For the fiscal year 2025 the Company recorded an income tax expense of $3.1 million compared with an income tax expense of $5.2 million for 2024. The Company has recorded a deferred tax asset of $6.3 million as of June 30, 2025, primarily relating to the tax benefits from the net allowance for credit losses and tax credits available to offset future taxable income. The income tax benefits are attributable to the expected tax benefits associated with the projected realization and utilization of our net state operating losses in future periods. The utilization of these tax benefits is dependent on the Company generating future taxable income and other factors. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed, (principally related to unrealizable state operating losses). Although the Company is expecting to generate taxable income in future periods, we cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed. As of June 30, 2025, the valuation allowance was $252,000.

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

Discussion of Operating Results of Management of Diagnostic Imaging Centers

Fiscal 2025 Compared to Fiscal 2024

Revenues attributable to the Company’s physician and diagnostic services management segment, HMCA, increased to $95.4 million in fiscal 2025 as compared to $94.6 million in fiscal 2024. The increase in revenues was due to an increase of $1.5 million of management and other fees which was offset from a decrease of patient fees (net of contractual allowances and discounts) from patient and third-party payers recognized by six of the facilities in Florida of approximately $636,000. The decrease in patient fees at our Florida locations is a consequence of Florida’s 2023 Tort Reform Act. We have seen a decrease in both volume and average reimbursement rate since the act took effect, and we expect that trend to continue for the immediate future.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $53.0 million or 56.0% of related revenues for the year ended June 30, 2024 to $55.6 million, or 58.3% of related revenues for the year ended June 30, 2025.

Operating results of this segment decreased from operating income of $23.5 million in fiscal 2024 to operating income of $19.2 million in fiscal 2025. The decrease is due mainly to taking a large reserve for the American Transit Insurance Company business along with increased expenses in the form of staffing costs, equipment repair costs and helium replacement costs. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

For the fiscal year ended June 30, 2025, 11.5% of total revenues were derived from contracts with facilities that are currently owned by Timothy Damadian, the Chief Executive Officer of FONAR as compared to 11.6% of total revenues were derived from these contracts for the 2024 fiscal year. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

Discussion of Operating Results of Medical Equipment - Manufacturing and Service of MRI Equipment

Fiscal 2025 Compared to Fiscal 2024

Revenues attributable to our medical equipment segment increased to $9.0 million in fiscal 2025 as compared to $8.4 million in fiscal 2024, with product sales revenues decreasing by 23.6% from $738,000 in fiscal 2024 to $563,000 in fiscal 2025. Service revenue increased by 10.8% from $7.6 million in fiscal 2024 to $8.4 million in fiscal 2025.

FONAR CORPORATION AND SUBSIDIARIES

Lower reimbursement rates have reduced the demand for our MRI products, resulting in lower sales volumes. As a result of fewer sales, service revenues have decreased since as older scanners are taken out of service, there are fewer new scanners available to sign service contracts.

The operating loss for the medical equipment segment increased from an operating loss of $7.0 million in fiscal 2024 to an operating loss of $7.6 million in fiscal 2025. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues.

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

Research and development expenses decreased to $1.6 million in fiscal 2025 from $1.7 million in fiscal 2024. Our expenses for fiscal 2025 represented continued research and development of various upgrades for the Upright® MRI scanner.

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents remained constant at $56.3 million at June 30, 2025 and June 30, 2024.

Cash provided by operating activities for fiscal 2025 was approximately $11.3 million. Cash provided by operating activities was attributable to the consolidated net income of $10.7 million, adjusted primarily for depreciation and amortization of $4.7 million, provision for credit losses of $3.2 million, and an increase in other current liabilities of $2.7 million which was offset by the increase in accounts, and medical and management fee receivables of $9.0 million and an increase in prepaid expenses and other current assets of $1.2 million.

Cash used in investing activities for fiscal 2025 was approximately $3.8 million. The cash used in investing activities was attributable to purchases of property and equipment of $3.8 million, costs of patents of $25,325, offset by proceeds from short term investments of $15,608. The majority of the purchases of property and equipment was due to the addition of an additional high field scanners at two existing centers.

Cash used in financing activities for fiscal 2025 approximated $7.5 million. The principal uses of cash used in financing activities included the repayment of borrowings and capital lease obligations of $113,940, purchase of treasury stock of $1.8 million and distributions to non-controlling interests of $5.7 million which was offset by the sale of noncontrolling interests of $132,000.

Total liabilities decreased by 1.2% during fiscal 2025 from approximately $57.5 million at June 30, 2024 to approximately $56.8 million at June 30, 2025.

At June 30, 2025, we had working capital of approximately $127.5 million as compared to working capital of $122.5 million at June 30, 2024, and equity of $160.1 million at June 30, 2025 as compared to equity of $156.8 million at June 30, 2024. This resulted from an increase in current assets ($140.3 million at June 30, 2024 as compared to $144.7 million at June 30, 2025), and a decrease in current liabilities from $17.9 million at June 30, 2024 to $17.1 million at June 30, 2025.

FONAR CORPORATION AND SUBSIDIARIES

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing, selling, maintaining and repairing our Upright® MRI scanners. In addition, we generate the majority of our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA. As of June 30, 2025, HMCA manages a total of 44 MRI scanners of which 26 MRI scanners are located in New York and 18 are located in Florida.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $7.6 million for the year ended June 30, 2024 and $8.4 million for the year ended June 30, 2025.

In order to promote profitability and to reduce demands on our cash and other liquid reserves, we maintain an aggressive program of cost containment. Previously, these measures included consolidating HMCA’s office space with FONAR’s office space and reducing the size of our workforce, compensation and benefits. We continue to attempt to contain expenses across the board, despite significant increases in the cost of labor and materials as the result of inflation. The cost control efforts are intended to keep expenditures at levels which can be supported by service revenues and HMCA revenues. To this end, in February 2024, we have formed a subsidiary, Opus Diagnostic Management, LLC, to provide in-house repair and maintenance of third party manufactured MRI equipment that we operate. We hope this entity will contain the maintenance and repair costs of our equipment fleet, and eventually expand into providing service to outside entities, including third party equipment operated by FONAR’s existing installed base.

Current economic credit conditions have contributed to a slower than optimal business environment. As a result our business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known.

Revenues from HMCA have been the principal reason for our profitability, and we have so far been able to maintain such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates and increases in operating costs.

Capital expenditures for fiscal 2025 approximated $3.8 million and capitalized patent costs were approximately $25,000. Purchases of property and equipment were approximately $3.8 million.

We have committed to making material capital expenditures in the 2026 fiscal year. We expect to complete the installation of an additional high field scanner in Lynbrook, New York in the first quarter of fiscal 2026.The capital expenditures for this project will approximate $1.5 million for the purchase of a new scanner. We also intend to open an additional location in New York, and we hope to have that center operational before the end of the fiscal year. The expected cost of this project will approximate $400,000 for the purchase of a new scanner and related buildout costs to be approximately $500,000.

The Company believes that its business plan has been responsible for the past five consecutive fiscal years of profitability (fiscal 2025, fiscal 2024, fiscal 2023, fiscal 2022 and fiscal 2021), our current cash balance of $56. 3 million, along with a working capital of $127. 5 million and its capital resources will be adequate to support operations at current levels through September 30, 2026.

On September 13, 2022, the Company adopted a stock repurchase plan. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the open market at prevailing prices. During fiscal 2025, we repurchased 114,588 shares for $1.8 million. Since the adoption of the repurchase plan, the Company has repurchased 373,942 shares for $6.1 million.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any significant investments in marketable securities, foreign currencies, mutual funds, certificates of deposit or other fixed rate instruments. The Company currently has 2 certificates of deposits totaling approximately $120,000 with maturities under 1 year. Most of our funds are in cash accounts or money market accounts which are liquid. The Company has been investing in short term Treasury bills with a maturity date of 90 days or less.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 8. – FINANCIAL STATEMENTS AND FOOTNOTES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2025 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 19, 2025 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Medical Receivable – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Net realizable value of patient fee revenue and medical receivables are due under fee-for-service contracts from third-party payors, such as hospitals, government sponsored healthcare programs, patients legal counsel, and directly from patients. Medical receivables are recorded at net realizable value based on the estimated amounts the Company expects to receive from patients and third-party payors. The medical receivable is reduced by contractual adjustments estimated by management based on historical experience with each payor class at each location. Given these factors, the related audit effort in evaluating management’s judgments in determining the medical receivables was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the net realizable value of patient fee revenues and medical receivables included the following:

-	We tested the effectiveness of internal controls related to the measurement of patient fee revenue and medical receivables.

-	We evaluated management’s significant accounting policies related to patient fee revenue for reasonableness.

-	We tested information technology general controls around the Company’s billing system and associated database.

-	We tested the underlying data related to the recognition of patient level charges and the subsequent activities, including cash collections and non-cash adjustments.

-	We tested the estimated contractual adjustments set forth by the third-party payors.

-	We tested the mathematical accuracy of the estimates applied to patient fee revenue and medical receivables.

Management Fees Receivable – Refer to Note 2 to the financial statements.

Management fees receivable is related to management fees outstanding from the related and non-related professional corporations (“PCs”) under management agreements. The Company has established a current expected credit loss (“CECL”) to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PCs may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payors and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs. The Company’s considerations into the estimate of the PCs’ fee collection include historical loss rates to pools of receivables with similar risks characteristics, current and forward-looking economic conditions, and the financial condition of each PC. Given these factors, the related audit effort in evaluating management’s judgments in determining CECL was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the CECL estimate of management fees receivable included the following:

-	We tested the effectiveness of internal controls that address the risk of material misstatement related to the measurement of the CECL estimate.

-	We evaluated management’s significant accounting policies related to CECL for reasonableness.

-	We tested that management fees for the year agreed with the executed management fee contracts with each PC.

-	We tested information technology general controls surrounding the billing system utilized by the PCs.

-	We tested the mathematical accuracy of the calculations used to determine the CECL estimate.

We have served as the auditors since 2025

/s/ CohnReznick LLP

Melville, NY

September 22, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of FONAR Corporation and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited FONAR Corporation and Subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in logical access within its systems supporting the Company’s accounting and reporting processes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated September 19, 2025, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and the related consolidated statements of income, stockholders’ equity, and cash flows of the Company as of and for the year ended June 30, 2025, and our report dated September 19, 2025 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

Melville, NY

September 22, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Fonar Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 2 and 15 and before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09, Improvements to Income Tax Disclosures discussed in Notes 2 and 10 to the consolidated financial statements, the accompanying consolidated balance sheet of Fonar Corporation and Subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Notes 2 and 10 and 15 to the financial statements are not presented herein). In our opinion, the June 30, 2024 financial statements before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 15 to the financial statements and before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 discussed in Notes 2 and 10 to the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 15 and we were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 discussed in Notes 2 and 10.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. we believe that our audit provides a reasonable basis for our opinion.

/s/Marcum LLP

Marcum LLP

We served as the Company’s auditor from 1990, such date takes into account the merger of Tabb, Conigliaro, McGann, P.C. (“Tabb”) into another firm in approximately 2001 and the former partners of Tabb joining Marcum LLP in 2002 to 2024.

New York, NY
September 27, 2024

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2025	2024
Current Assets:
Cash and cash equivalents	$56,333,636	$56,341,193
Short-term investments	120,494	136,102
Accounts receivable – net of allowances for credit losses of $264,212 and $166,049 at June 30, 2025 and 2024, respectively	5,304,698	4,035,336
Medical receivables	24,489,808	23,991,533
Management and other fees receivable – net of allowances for credit losses of $14,295,988 and $12,369,921 at June 30, 2025 and 2024, respectively	43,401,252	41,953,657
Management and other fees receivable – related party medical practices – net of allowances for credit losses of $7,136,836 and $6,110,399 at June 30, 2025 and 2024, respectively	9,748,521	9,865,061
Inventories - net	2,812,682	2,715,441
Prepaid expenses and other current assets – related party	410,659	—
Prepaid expenses and other current assets	2,050,060	1,285,962
Total Current Assets	144,671,810	140,324,285

Accounts receivable – long term	3,549,956	829,473
Note receivable – related party	554,857	581,183
Deferred income tax asset	6,349,194	7,223,255
Property and equipment – net	18,531,919	18,708,920
Right-of-use-asset – operating leases	35,136,412	38,427,757
Right-of-use-asset – finance lease	376,569	530,348
Goodwill	4,269,277	4,269,277
Other intangible assets – net	2,992,203	2,870,324
Other assets	475,680	481,147
Total Assets	$216,907,877	$214,245,969

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2025	2024
Current Liabilities:
Current portion of long-term debt	$—	$47,002
Accounts payable	1,302,317	1,855,879
Other current liabilities	6,974,997	7,941,039
Operating lease liabilities – current portion	3,382,675	3,473,674
Finance lease liability – current portion	244,237	225,786
Unearned revenue on service contracts	4,865,936	3,870,229
Customer deposits	354,244	443,471
Total Current Liabilities	17,124,406	17,857,080
Long-Term Liabilities:
Unearned revenue on service contracts	3,800,746	1,174,844
Deferred income tax liability	321,159	371,560
Due to related party medical practices	92,663	92,663
Operating lease liabilities – net of current portion	35,148,907	37,467,746
Finance lease liability – net of current portion	142,523	394,723
Long-term debt, less current portion	—	66,938
Other liabilities	172,853	32,026
Total Long-Term Liabilities	39,678,851	39,600,500
Total Liabilities	$56,803,257	$57,457,580

Commitments and Contingencies

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

EQUITY

	June 30,
	2025	2024
Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2025 and 2024, 313,438 issued and outstanding at June 30, 2025 and 2024	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2025 and 2024, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2025 and 2024, 6,203,465 and 6,328,494 issued at June 30, 2025 and 2024, respectively 6,168,625 and 6,283,213 outstanding at June 30, 2025 and 2024, respectively	622	635
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2025 and 2024, 146 issued and outstanding at June 30, 2025 and 2024	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2025 and 2024, 382,513 issued and outstanding at June 30, 2025 and 2024	38	38
Paid-in capital in excess of par value	178,756,712	180,607,510
Accumulated deficit	(5,289,324)	(13,623,585)
Treasury stock, at cost – 34,840 and 45,081 shares of common stock at June 30, 2025 and 2024, respectively	(859,893)	(1,016,632)
Total Fonar Corporation’s Stockholders’ Equity	172,608,186	165,967,997
Noncontrolling interests	(12,503,566)	(9,179,608)
Total Equity	160,104,620	156,788,389
Total Liabilities and Equity	$216,907,877	$214,245,969

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2025	2024
Revenues
Patient fee revenue – net of contractual allowances and discounts	$33,179,446	$33,815,796
Product sales	563,296	737,727
Service and repair fees	8,234,053	7,452,212
Service and repair fees – related parties	180,000	139,167
Management and other fees	49,900,555	48,789,287
Management and other fees – related medical practices	12,293,968	11,949,900
Total Revenues – Net	104,351,318	102,884,089
Costs and Expenses
Costs related to product sales	1,018,029	1,052,159
Costs related to service and repair fees	4,508,518	3,577,570
Costs related to service and repair fees – related parties	323,504	144,413
Costs related to patient fee revenue	19,130,935	18,199,579
Costs related to management and other fees	30,073,045	28,626,595
Costs related to management and other fees – related medical practices	6,388,281	6,143,728
Research and development	1,576,086	1,735,949
Selling, general and administrative expenses	29,734,163	26,868,732
Total Costs and Expenses	92,752,561	86,348,725
Income from Operations	11,598,757	16,535,364
Other Income and (Expenses):

Interest expense	(25,611)	(76,997)
Interest income – related party	51,917	25,959
Investment income	2,118,980	2,126,439
Other income – related party	—	576,857
Other income	36,195	78,763
Income before Provision for Income Taxes and Noncontrolling Interests	13,780,238	19,266,385
Provision for Income Taxes	(3,106,805)	(5,168,968)
Consolidated Net Income	$10,673,433	$14,097,417
Net Income – Noncontrolling Interests	(2,339,172)	(3,530,021)
Net Income – Attributable to FONAR	$8,334,261	$10,567,396

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	For the Years Ended June 30,
	2025	2024
Net Income Available to Common Stockholders	$7,802,351	$9,908,920
Net Income Available to Class A Non –Voting Preferred Stockholders	$396,443	$490,776
Net Income Available to Class C Common Stockholders	$135,467	$167,700
Basic Net Income Per Common Share Available to Common Stockholders	$1.26	$1.56
Diluted Net Income Per Common Share Available to Common Stockholders	$1.23	$1.53
Basic and Diluted Income Per Share – Class C Common	$0.35	$0.44
Weighted Average Basic Shares Outstanding – Common Stockholders	6,210,852	6,351,008
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,338,356	6,478,512
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Common Stock	Common Stock Issued (Shares)	Class A Preferred Stock (Shares)	Class A Preferred Stock	Class C Common Stock (Shares)
Balance – July 1,2023	$647	6,450,882	313,438	$31	382,513
Net Income	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—
Cancellation of Treasury Stock	(12)	(122,588)	—	—	—
Distributions – Non controlling interest	—	—	—	—	—
Net Income – Non controlling interests	—	—	—	—	—
Balance – June 30, 2024	$635	6,328,294	313,438	$31	382,513
Net Income	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—
Cancellation of Treasury Stock	(13)	(124,829)	—	—	—
Sale – Non controlling interest	—	—	—	—	—
Distributions – Non controlling interest	—	—	—	—	—
Net Income – Non controlling interests	—	—	—	—	—
Balance – June 30, 2025	$622	6,203,465	313,438	$31	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Class C Common Stock	Paid-in Capital in Excess of Par Value	Treasury Stock (Shares)	Treasury Stock
Balance – July 1, 2023	$38	$182,612,518	11,463	$(515,820)
Net Income	—	—	—	—
Purchase of Treasury Stock	—	—	156,206	(2,505,832)
Cancellation of Treasury Stock	—	(2,005,008)	(122,588)	2,005,020
Distributions – Non controlling interest	—	—	—	—
Net Income – Non controlling interests	—	—	—	—
Balance – June 30, 2024	$38	$180,607,510	45,081	$(1,016,632)
Net Income	—	—	—	—
Purchase of Treasury Stock	—	—	114,588	(1,806,646)
Cancellation of Treasury Stock	—	(1,963,373)	(124,829)	1,963,385
Sale – Non controlling interest	—	112,575	—	—
Distributions – Non controlling interest	—	—	—	—
Net Income – Non controlling interests	—	—	—	—
Balance – June 30, 2025	$38	$178,756,712	34,840	$(859,893)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Accumulated Deficit	Non Controlling Interests	Total
Balance – July 1, 2023	$(24,190,981)	$(7,079,293)	$150,827,140
Net Income	10,567,396	—	10,567,396
Purchase of Treasury Stock	—	—	(2,505,832)
Cancellation of Treasury Stock	—	—	—
Distributions – Non controlling interest	—	(5,630,336)	(5,630,336)
Net Income – Non controlling interests	—	3,530,021	3,530,021
Balance – June 30, 2024	$(13,623,585)	$(9,179,608)	$156,788,389
Net Income	8,334,261	—	8,334,261
Purchase of Treasury Stock	—	—	(1,806,646)
Cancellation of Treasury Stock	—	—	(1)
Sale – Non controlling interest	—	19,425	132,000
Distributions – Non controlling interest	—	(5,682,555)	(5,682,555)
Net Income – Non controlling interests	—	2,339,172	2,339,172
Balance – June 30, 2025	$(5,289,324)	$(12,503,566)	$160,104,620

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024
Consolidated Net Income	$10,673,433	$14,097,417
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	4,698,321	4,596,421
Provision for credit losses	3,206,756	1,882,061
Deferred income tax - net	823,660	2,795,507
Net change in operating right-of-use assets and lease liabilities	(493)	(229,590)
Gain on sale of equipment – related party	—	(581,183)
Gain on disposition of fixed assets	—	(75,411)
Abandoned patents	55,707	225,419
Changes in operating assets and liabilities, net:
Accounts, medical and management fee receivable(s)	(9,005,766)	(11,676,139)
Notes receivable	—	55,200
Notes receivable – related party	26,326	—
Inventories	(97,241)	(145,775)
Prepaid expenses and other current assets	(1,194,922)	266,606
Other assets	5,467	42,359
Accounts payable	(553,562)	276,669
Other current liabilities	2,655,567	2,949,962
Customer advances	(89,227)	(158,906)
Finance lease liabilities	(79,970)	(217,569)
Other liabilities	140,826	(9,724)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,264,882	14,093,294

 See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended June 30,
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,791,581)	(789,961)
Proceeds (Purchase) from short-term investment	15,608	(103,303)
Proceeds from sale of equipment	—	75,411
Cost of patents	(25,325)	(32,885)
NET CASH USED IN INVESTING ACTIVITIES	(3,801,298)	(850,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and finance obligations	(113,940)	(44,902)
Sale of noncontrolling interest	132,000	—
Purchase of treasury stock	(1,806,646)	(2,505,832)
Distributions to noncontrolling interests	(5,682,555)	(5,630,336)
NET CASH USED IN FINANCING ACTIVITIES	(7,471,141)	(8,181,070)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,557)	5,061,486

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	56,341,193	51,279,707

CASH AND CASH EQUIVALENTS - END OF YEAR	$56,333,636	$56,341,193

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES

Description of Business

FONAR is a Delaware corporation, which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment, which uses principles of MRI for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from our installed-base of customers through our service and upgrade programs.

FONAR, through its wholly-owned subsidiary Health Management Company of America (“HMCA”) provides comprehensive management services to diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

On July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and Health Diagnostics Management (“HDM”). Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. As of June 30, 2024 the Company had direct ownership interest of 70.8% and the investors’ a 29.2% ownership interest. During the year ended June 30, 2025, the Company sold non-controlling interests to a minority shareholder for $132,000. Currently, the Company has a direct ownership interest of 70.63% and the investors have a 29.37% ownership interest. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”.

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

JUNE 30, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to receivable allowances, and revenue recognition. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company’s operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

Inventories

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost or net realizable value.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $2,751,000 and $2,948,000 for the years ended June 30, 2025 and 2024 respectively. The estimated useful lives in years are generally as follows:

Estimated Useful Life in Years for Property and Equipment
Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	5–10
Building	28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

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

4) Software License

Software license represents a license to improve the image quality and efficiency of the MRI scanners. Amortization is calculated on the straight-line basis over 3 years.

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

JUNE 30, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue on sales contracts for scanners, included in “product sales” in the accompanying consolidated statements of operations, is recognized under the percentage-of-completion method in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, “Revenue Recognition – Construction-Type and Production-Type Contracts”. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately three to six months.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year. As of June 30, 2024, the Company had unearned revenue on service contracts of $3,870,229 of which all was recognized as revenue in the fiscal year ending June 30, 2025.

Revenue from product sales (upgrades and supplies) is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the “PCs”). As of June 30, 2025, the Company has 22 management agreements of which 3 were with PC’s owned by Timothy Damadian, Chairman of the Board, President, Chief Executive Officer and Treasurer (formerly owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR until his unexpected death in August 2022) (“the Related medical practices”) and 19 are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by four unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $70,000 to $460,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company records a credit loss expense for estimated uncollectible fees, which is reflected in other operating expenses on the Consolidated Statement of Operations.

The Company currently recognizes revenue in accordance with the recognition accounting standard issued by the FASB and codified in the ASC 606. The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

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

The Company’s patient fee revenues, net of contractual allowances and discounts for the years ended June 30, 2025 and 2024 are summarized in the following table.

Patient Fee Revenue - Net
	For the Years Ended June 30
	2025	2024
Commercial Insurance/ Managed Care	$4,957,159	$4,952,712
Medicare/Medicaid	1,160,839	1,138,176
Workers’ Compensation/Personal Injury	19,876,923	20,673,483
Other	7,184,525	7,051,425
Net Patient Fee Revenue	$33,179,446	$33,815,796

Medical Receivable

Medical receivables are due under fee-for-service contracts from third-party payors, such as hospitals, government sponsored healthcare programs, patient’s legal counsel and directly from patients. Substantially all the revenue relates to patients residing in Florida. Medical receivables are recorded at net realizable value based on the estimated amounts the Company expects to receive from patients and third-party payers. The medical receivable is reduced by an allowance for contractual adjustments based on the historical experience with each payor class at each location. The medical fee receivable as of July 1, 2023 was $21,259,262.

For LLCs owned by the Company, approximately 57% and 67% of net revenues were derived from no-fault and personal injury protection for the years end June 30, 2025 and 2024.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management and Other Fees Receivable

Management fees receivable is related to management fees outstanding from the related and non related PCs under management agreements. The Company has established a current expected credit loss (“CECL”) reserve to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be collectible. The PC’s may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payors and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL reserve is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs.

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

The provision for credit losses for the year ended June 30, 2025 was $3,079,261. The provision for credit losses is attributable to scan volume at all the PC’s and the nature of the payor classes, where there can be longer expected payment terms. Also, during the year ended June 30, 2025, the Company recorded an additional reserve of approximately $2,300,000 for a specific receivable that is attributable to a American Transit Insurance Company (ATIC). This reserve for credit losses relates specifically to ATIC, which owes no-fault insurance claims by the PCs to the PCs, which are collateral for the Company’s management and other fees receivable. ATIC is a New York based motor vehicle insurer primarily focused on for-hire automobile insurance. During Fiscal 2025, ATIC posted over $750 million in net losses and has indicated that they are approaching insolvency. ATIC continues to operate and is working with the New York Department of Financial Services (DFS) to resolve its issues. We continue to monitor the situation for new developments. However, at the time of this filing, DFS has not publicly announced approval of any plans for ATIC to resolve its financial situation. In addition, Uber has filed a lawsuit against ATIC alleging they are not properly paying claims. Additional legislation in New York City to reduce coverage minimums and increase premiums may help to resolve the crisis, but there is no certainty these efforts will be successful. If ATIC enters receivership or suffers additional adverse consequences, we may need to take additional reserves in the future. The management fee receivable for unrelated and related parties as of July 1, 2023 was $35,888,253 and $9,161,870, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Credit risk with respect to the Company’s accounts receivable related to product sales and service and repair fees is limited due to the customer advances received prior to the commencement of work performed and the billing of amounts to customers as sub-assemblies are completed. Service and repair fees are billed on a monthly or quarterly basis and the Company does not continue providing these services if accounts receivable become past due. The Company controls credit risk with respect to accounts receivable from service and repair fees through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. The Company performs ongoing credit authorizations before a product sales contract is entered into or service and repair fees are provided. The account receivable balance for scanner service contracts as of July 1, 2023 was $4,571,597.

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs of equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $ 773,000 and $731,000 and for the years ended June 30, 2025 and 2024, respectively.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

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

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses. Penalties for the years ended June 30, 2025 and June 30, 2024 were $0 and $20,444, respectively.

Customer Advances

Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition occurs.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2025 and 2024.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2025 and 2024, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	June 30, 2025
Basic	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Numerator:
Net income available to common stockholders	$8,334,261	$7,802,352	$135,467	$396,443
Denominator:
Weighted average shares outstanding	6,906,803	6,210,852	382,513	313,438
Basic income per common share	$1.21	$1.26	$0.35	$1.26
Diluted
Denominator:
Weighted average shares outstanding		6,210,852	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,338,356	382,513
Diluted income per common share		$1.23	$0.35

	June 30, 2024
Basic	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Numerator:
Net income available to common stockholders	$10,567,396	$9,908,920	$167,700	$490,776
Denominator:
Weighted average shares outstanding	7,046,959	6,351,008	382,513	313,438
Basic income per common share	$1.50	$1.56	$0.44	$1.57
Diluted
Denominator:
Weighted average shares outstanding		6,351,008	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,478,512	382,513
Diluted income per common share		$1.53	$0.44

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

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

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2025, the Company had cash on deposit of approximately $53,676,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 12% of the consolidated net revenues for the years ended June 30, 2025 and 2024. Net management fee receivables from the related party medical practices accounted for approximately 12% of the consolidated accounts receivable as of June 30, 2025 and 2024.

For the years ended June 30, 2025 and June 30, 2024, the Company made purchases from two vendors that accounted for 36% and 0% of total purchases, respectively.

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

JUNE 30, 2025 and 2024

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Standards

In December 2023, The Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (740) “Improvements to Income Tax Disclosures”, which requires the annual financial statements to include consistent categories and great disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company recently adopted this ASU retrospectively for the year ended June 30, 2025 and 2024 and it impacts only our disclosures with no impacts to our financial condition and results of operations.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extended certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The effective date for public entities is for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company adopted ASU for the year ended June 30, 2025 and it impacts only our disclosures with no impacts to our financial condition and results of operations.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the financial statements, but does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and is effective for annual financial statements starting in fiscal 2028 and interim periods starting in fiscal 2029, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on our disclosures.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2025 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2025 or 2024, and it does not believe that any of those standards will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

 NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Long Term Accounts Receivable

Long term accounts receivable balances at June 30, 2025 and June 30, 2024 amounted to $3,549,956 and $829,473, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years at June 30, 2025 is as follows:

Receivables - Non Current - net
2027	$1,592,426
2028	1,031,910
2029	831,660
2030	344,750
Total	$3,800,746

The following represents a summary of allowance for credit losses for the years ended June 30, 2025 and 2024, respectively:

Summary of Allowance For Credit Losses
Description	Balance June 30, 2024	Additions (1)	Deductions	Balance June 30, 2025
Accounts receivable	$166,049	$107,330	$9,167	$264,212
Management and other fees receivable	12,369,921	2,052,824	126,757	14,295,988
Management and other fees receivable - related medical practices	6,110,399	1,026,437	—	7,136,836
Notes receivable	777,354	—	777,354	—

	Balance			Balance
Description	June 30, 2023	Additions(Recovery)	Deductions	June 30, 2024
Accounts receivable	$198,593	$—	$32,544	$166,049
Management and other fees receivable	12,608,567	(238,646)	—	12,369,921
Management and other fees receivable - related medical practices	3,989,692	2,120,707	—	6,110,399
Notes receivable	777,354	—	—	777,354

(1)	Included in provision for credit losses.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 11% and 12% of the consolidated net revenues for the years ended June 30, 2025 and 2024, respectively.

Tallahassee Magnetic Resonance Imaging, Inc., Stand Up MRI of Boca Raton, Inc. and Stand Up MRI & Diagnostic Center, Inc. (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2025 and 2024.

Total Facilities

	For the Year Ended June 30,
	2025	2024
Total Facilities Owned or Managed (at Beginning of Year)	28	27
Facilities Added by:
Internal development	—	1
Managed Facilities Closed	—	—
Total Facilities Owned or Managed (at End of Year)	28	28

NOTE 4 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2025	2024
Purchased parts and components	$2,630,439	$2,524,201
Work-in-process	182,243	191,240
Inventories	$2,812,682	$2,715,441

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2025 and 2024, is comprised of:

	As of June 30,
	2025	2024
Diagnostic equipment	$35,276,823	$33,243,694
Research, development and demonstration equipment	6,490,872	6,199,941
Machinery and equipment	2,128,398	2,069,055
Furniture and fixtures	3,756,017	3,742,169
Leasehold improvements	17,707,234	16,312,904
Building	939,614	939,614
	66,298,958	62,507,377
Less: Accumulated depreciation and amortization	47,767,039	43,798,457
	$18,531,919	$18,708,920

Depreciation of property and equipment for the years ended June 30, 2025 and 2024 was $3,968,582 and $4,227,414, respectively.

NOTE 6 – OPERATING AND FINANCE LEASES

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (‘ASC’) 842 – Lease, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. Our most common initial term varies in length from 2 to 19 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-to-use lease assets consisted of only office space operating leases. In determining the right-to-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company. A reconciliation of operating and finance lease payments undiscounted cash flows to lease liabilities recognized as of June 30, 2025 is as follows:

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 6 – OPERATING AND FINANCE LEASES (CONTINUED)

Year Ending June 30,	Operating Lease Payments	Finance Lease Payments
2026	$5,753,674	$244,343
2027	5,718,999	142,534
2028	5,629,193	—
2029	5,240,019	—
2030	5,120,717	—
Thereafter	25,496,885	—
Present value discount	(14,427,905)	(117)
Total lease liability	$38,531,582	$386,760

Weighted Average Remaining Lease Term

	As of June 30,
	2025	2024
Operating leases - years	10.2	11.0
Finance lease - years	1.6	2.6
Weighted Average Discount Rate
Operating leases	6.5%	6.4%
Finance lease	3.6%	3.6%

The components of lease expense were as follows:

Components of lease expense
	For Year Ended June 30,
	2025	2024
Operating lease cost	$6,110,496	$5,685,008
Finance lease cost:
Depreciation of leased equipment	$198,881	$198,881
Interest on lease liabilities	16,812	26,534
Total finance lease cost	$215,693	$225,415

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 6 – OPERATING AND FINANCE LEASES (CONTINUED)

Supplemental cash flow information related to leases was as follows:

Supplemental cash flow information related to leases
	For Year Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$5,729,571	$6,363,561
Financing cash flows from finance leases	$264,705	$244,344
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$2,319,913	$3,715,138

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through November 2033. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Rent expense for operating leases approximated $6,110,000 and $5,685,000, for the years ended June 30, 2025 and 2024, respectively.

Rent expense for the finance lease approximated $216,000 and $225,000 for the years ended June 30, 2025 and 2024, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2025 and 2024, are comprised of:

	Weighted average useful lives	Gross carrying amount – June 30, 2025	Accumulated amortization – June 30, 2025	Net carrying amount – June 30, 2025
Capitalized software development costs	5 years	$7,004,847	$(7,004,847)	$—
Software License	3 years	1,260,000	(756,000)	504,000
Patents and copy rights	15 years	5,229,429	(4,255,393)	974,036
Non-compete	7 years	4,150,000	(4,150,000)	—
Customer relationships	20 years	3,900,000	(2,385,833)	1,514,167
Total		$21,544,276	$(18,552,073)	$2,992,203

	Weighted average useful lives	Gross carrying amount – June 30, 2024	Accumulated amortization – June 30, 2024	Net carrying amount – June 30, 2024
Capitalized software development costs	5 years	$7,004,847	$(7,004,847)	$—
Patents and copy rights	15 years	5,259,811	(4,103,654)	1,156,157
Non-compete	7 years	4,150,000	(4,150,000)	—
Customer relationships	20 years	3,900,000	(2,185,833)	1,714,167
Total		$20,314,658	$(17,444,334)	$2,870,324

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 7 - OTHER INTANGIBLE ASSETS (CONTINUED)

The estimated amortization of other intangible assets for the five years ending June 30, 2030 and thereafter is as follows:

Schedule Of Other Intangible Assets For the Years Ending June 30,	Total	Software License	Patents and Copyrights	Customer Relationships
2026	$756,880	$420,000	$136,880	$200,000
2027	402,426	84,000	118,426	200,000
2028	306,103	—	106,103	200,000
2029	295,898	—	95,898	200,000
2030	291,464	—	91,464	200,000
Thereafter	939,432	—	425,265	514,167
Other intangible assets - net	$2,992,203	$504,000	$974,036	$1,514,167

The weighted average amortization period for other intangible assets is 9.0 years and they have no expected residual value.

Information related to the above intangible assets for the years ended June 30, 2025 and 2024 is as follows:

Other Intangible Assets
	For the Year-ended June 30,
	2025	2024
Balance – Beginning of Year	$2,870,324	$3,431,865
Amounts capitalized	25,325	32,885
Patents written off	(55,707)	(225,419)
Correction of an error (Note 2)	882,000	—
Amortization	(729,739)	(369,007)
Balance – End of Year	$2,992,203	$2,870,324

Amortization of patents and copyrights for the years ended June 30, 2025 and 2024 amounted to $151,739 and $169,007, respectively.

Amortization of customer relationships for the years ended June 30, 2025 and 2024 amounted to $200,000 and $200,000, respectively.

 Amortization of software licenses for the years ended June 30, 2025 and 2024 amounted to $378,000 and $0, respectively.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2025and 2024.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 8 - CAPITAL STOCK (CONTINUED)

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2025, 450,177 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2025 and 2024, no shares were issued.

Treasury Stock

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors has approved up to $9 million to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices.

The Company utilizes the cost method of accounting to value the treasury stock when repurchasing stock. Under this method, the shares are valued at the price paid and recorded to treasury stock. When the treasury stock is cancelled, the par value of the stock is reduced and the additional paid in capital is reduced for the remaining value based upon the original stock sale. For the year ended June 30, 2025, the Company purchased 114,588 shares at a cost of $1,806,646 and cancelled 124,829 shares valued at $1,963,385. For the year ended June 30, 2024, the Company purchased 156,206 shares at a cost of $2,505,832 and cancelled 122,588 shares valued at $2,005,020.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

 NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS (CONTINUED)

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

On January 8, 2015, the Company purchased 20% of the Class A members ownership interest at a cost of $4,971,094. The Company has a 60.4% ownership interest in HDM after this transaction. During the year ended June 30, 2025, the Company sold non-controlling interests to a minority shareholder for $132,000. Currently, the Company has a direct ownership interest of 70.63% and the investors have a 29.37% ownership interest.

The amount of each class of HDM members’ equity as of June 30, 2025 and 2024 is as follows:

	June 30, 2025		June 30, 2024
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	($9,179,608)	$61,817,830	($7,079,293)	$54,781,813
Share of Net Income	2,339,172	16,727,492	3,530,021	20,705,681
Buyout of noncontrolling interests	19,425	—	—	—
Distributions	(5,682,555)	(13,717,445)	(5,630,336)	(13,669,664)
Ending Members’ Equity	($12,503,566)	$64,827,877	($9,179,608)	$61,817,830

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 10 - INCOME TAXES

Income tax expense is computed using an asset and liability method using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting basis and the income tax basis of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more than likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value. For net deferred tax assets we consider estimates of future taxable income in determining whether or net deferred tax assets are more likely than not to be realized.

The Company has recorded a deferred tax asset of $6,349,194 and a deferred tax liability of $321,159 as of June 30, 2025, primarily relating to its allowance for credit losses of $4,366,000, non deductible accruals of $759,000 and capitalized research and development costs of approximately $960,000. During fiscal 2025, the Company utilized all tax credits pertaining to research and development costs. In addition the Company has state operating loss carryforwards of approximately $3,694,000. The Company has also fully recorded a valuation allowance against all of the state operating losses since the Company doesn’t anticipate being able to utilize them.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2021.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2025, no such changes in ownership have occurred.

On July 4, 2025, the One Big Beautiful Act (“OBBBA) was signed into law, which enacts significant changes to the U.S. tax and related laws. Some of the provisions of the new tax law that affect corporations include but are not limited to expensing of domestic specified research or experimental expenditures, increasing the limit of the deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact that the new tax law will have on its financial condition and results of operations.

The valuation allowance for deferred tax assets decreased during the year ended June 30, 2025, by approximately $67,000. The valuation allowance decreased by approximately $171,000 during the year ended June 30, 2024.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 10 - INCOME TAXES (CONTINUED)

Components of the provision for income taxes are as follows:

Components Of The Provision For Income Taxes
	Years Ended June 30,
Current:	2025	2024
Federal	$1,374,724	$429,873
State	908,421	1,943,588
Subtotal	2,283,145	2,373,461
Deferred:
Federal deferred taxes	838,154	2,585,515
State deferred taxes	(14,494)	209,992
Subtotal	823,660	2,795,507
Provision (Benefit) for Income Taxes - Net	$3,106,805	$5,168,968

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	For the Year Ended June 30, 2025		For the Year Ended June 30, 2024
	Amount	Percent	Amount	Percent
Taxes at federal statutory rate	$2,893,850	21%	$4,169,123	21%
State and local income taxes	$978,397	7.1%	$1,409,561	7.1%
Noncontrolling interests	($657,307)	(4.6%)	($1,049,294)	(5.3%)
Valuation Allowance	($218,390)	(1.6%)	($48,179)	(0.2%)
Permanent items – Meals and Entertainment	$131,956	1.0%	$126,719	1.5%
Other	($21,701)	(0.8%)	$561,038	2.7%
Provision for income taxes	($3,106,805)	22.8%	$5,168,968	26.8%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 10 - INCOME TAXES (CONTINUED)

The Company has, for federal income tax purposes, research and development tax credits and investments tax credits carryforwards aggregating $1,323,000 as of June 30, 2024. The Company will utilize the full amount for the tax return for the year ended June 30, 2025. These credits can only be applied after all net operating losses have been used.

 Significant components of the Company’s deferred tax assets and liabilities at June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$4,366,361	$3,969,819
Non-deductible accruals	758,700	758,700
Net operating carryforwards	259,319	396,092
Tax credits	—	1,323,018
Capitalized research and development	960,343	747,407
Right of use assets and lease liabilities	146,934	114,116
Inventories	116,856	106,879
Deferred Tax Assets - gross	6,608,513	7,416,031
Valuation allowance	(259,319)	(192,776)
Total deferred tax assets	6,349,194	7,223,255
Property and equipment and depreciation	165,532)	(267,124)
Intangibles	(155,627)	(104,436)
Total deferred tax liabilities	(321,159)	(371,560)
Net deferred tax asset	$6,028,035	$6,851,695

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 11 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2025	2024
Accrued salaries, commissions and payroll taxes	$3,993,773	$4,677,690
Sales tax payable	248,845	197,317
State income taxes payable	—	1,461,336
Legal and other professional fees	93,207	11,207
Property taxes	391,479	—
Utilities	449,277	—
Accounting fees	38,000	119,800
Software Licenses	442,305	—
Recruiting fees	135,952	—
Self-funded health insurance reserve	259,661	121,445
Accrued interest and penalty	3,534	3,534
Other general and administrative expenses	918,964	1,348,710
Other Current Liabilities	$6,974,997	$7,941,039

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2025 and 2024.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2025.

Other Matters

The Company is subject to other legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims besides the claim above. The Company is also subject to Cyber security threats that could lead to future litigation. In the opinion of management, and with consultation with legal counsel, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The company continuosly evaluates these actions to ensure they are not material, however, it is possible that management estimate may change in the near term and the effect could have a material impact on the consolidated financial statements.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2025 and 2024, the Company had approximately $260,000 and $121,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2025 and 2024 the Company paid $25,611 and $76,997 for interest, respectively.

During the years ended June 30, 2025 and 2024 the Company paid $4,664,984 and $507,139 for income taxes, respectively.

During the years ended June 30, 2025 and June 30, 2024, the Company obtained right-of-use and equipment assets in exchange for lease obligations of $2,319,913 and $9,471,883 respectively.

During the year ended June 30, 2025, the Company sold a 0.197% interest in HDM to an employee. The interest was sold for $132,000 in a noncash transaction.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $576,857 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. The MRI scanner had zero basis, which resulted in a gain of $576,857. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note. During fiscal year ended June 30, 2025, MRM paid $22,000 towards the principal balance.

Bensonhurst MRI Limited Partnership (“Bensonhurst”), in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110,000 per annum. On February 1, 2024, Bensonhurst entered into a second contract with the Company for the service and maintenance of a High-Field MRI Scanner for a price of $70,000 per annum. Also during fiscal year ended June 30, 2025 and 2024, the Company charged Bensonhurst MRI Limited Partnership $344,068 and $190,362, respectively, for reimbursable salaries and marketing expenses.

Integrity Healthcare Management, LLC, which is owned by the CEO and President of the Company owns a 7.1% interest in HMCA’s Class A membership and receives distributions from the Company.

Radian Healthcare Management, LLC (“Radian”), which is owned by the son-in-law of the CEO and President of the Company provided the Company with personnel recruitment of new employees at a fee of approximately $165,000 and $200,000 during the fiscal year ended June 30, 2025 and 2024, respectively.

There are two board of directors that own .04% and ..02% interest in HMCA’s Class A membership, respectively. Each board member receives distributions from the Company with regards to these interests.

NOTE 15 - SEGMENT AND RELATED INFORMATION

The Company provides segment data in accordance with the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information” which was adopted during our fiscal ending June 30, 2025.

Our chief operating decision maker (“CODM”), who is also our CEO, evaluates the financial performance of our segments based upon their respective revenue and segmented internal profit and loss statements prepared on a basis not consistent with GAAP. The CODM considers actual to budget and current year actual to prior year actual for revenue and other profit and loss measures on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

 NOTE 15 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

Summarized Segment Financial Information

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Fiscal 2025:	Equipment	Centers	Totals
Net revenues from external customers	$8,977,349	$95,373,969	$104,351,318
Cost of Sales
Salaries and wages	2,905,311	19,384,410	22,289,721
Rent expense	—	4,822,044	4,822,044
Other Cost of sales expenses**	2,944,740	31,385,807	34,330,547
Total Cost of sales	$5,850,051	$55,592,261	$61,442,312
Research and development
Salaries and wages	766,963	—	766,963
Other research and development costs**	809,123	—	809,123
Total Research and development costs	$1,576,086	$—	1,576,086
Selling, general and administrative expenses
Salaries and wages	4,934,716	10,983,643	15,918,359
Rent expense	1,251,924	36,528	1,288,452
Other selling, general and administrative expenses**	2,970,693	9,556,659	12,527,352
Total Selling, general and administrative expenses	$9,157,333	$20,576,830	$29,734,163
Total costs and expenses	$16,619,740	$76,133,091	$92,752,561
(Loss) Income from operations	$(7,606,121)	$19,204,878	$11,598,757
Investment income	107,777	2,011,203	2,118,980
Other income	52,508	9,993	62,501
(Loss) Income before provision for income taxes	$(7,445,836)	$21,226,074	$13,780,238
Provision for income taxes	(2,885,852)	(220,953)	(3,106,805)
Net (Loss) income	$(10,331,688)	$21,005,121	$10,673,433
Intersegment net revenues *	1,189,130	—	1,189,130
Depreciation and amortization	209,325	4,488,996	4,698,321
Total identifiable assets	$34,401,915	$182,646,336	$217,048,251
Capital expenditures	375,599	3,441,307	3,816,906

Fiscal 2024:
Net revenues from external customers	$8,329,106	$94,554,983	$102,884,089
Cost of Sales
Salaries and wages	2,684,218	18,913,412	21,597,630
Rent expense	—	4,532,535	4,532,535
Other Cost of sales expenses**	2,089,924	29,523,955	31,613,879
Total Cost of sales	$4,774,142	$52,969,902	$57,744,044
Research and development
Salaries and wages	781,012	—	781,012
Other research and development costs**	954,937	—	954,937
Total Research and development costs	$1,735,949	$—	$1,735,949
Selling, general and administrative expenses
Salaries and wages	4,794,512	10,156,520	14,951,032
Rent expense	1,076,069	73,676	1,149,745
Other selling, general and administrative expenses**	2,906,446	7,861,509	10,767,955
Selling, general and administrative expenses	$8,777,027	$18,091,705	$26,868,732
Total costs and expenses	$15,287,118	$71,061,607	$86,348,725
(Loss) Income from operations	$(6,958,012)	$23,493,376	$16,535,364
Investment income	120,387	2,006,052	2,126,439
Other income (expenses)	640,952	(36,370)	604,582
(Loss) Income before provision for income taxes	$(6,196,673)	$25,463,058	$19,266,385
Provision for income taxes	(4,788,028)	(380,940)	(5,168,968)
Net (Loss) income	$(10,984,701)	$25,082,118	$14,097,417
Intersegment net revenues *	1,073,333	—	1,073,333
Depreciation and amortization	238,802	4,357,619	4,596,421
Total identifiable assets	$30,360,188	$183,885,781	$214,245,969
Capital expenditures	32,885	789,961	822,846

*	Amounts eliminated in consolidation
**	Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 15 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 1.4% and 0.2% of product sales revenues to third parties for the years ended June 30, 2025 and 2024, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30
	2025	2024
Canada	—	0.2%
Puerto Rico	1.4%	—
	1.4%	0.2%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 7.7% and 7.4% of consolidated net service and repair fees for the years ended June 30, 2025 and 2024, respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

 Foreign Service and Repair Fees

	For the Years Ended June 30,
	2025	2024
Puerto Rico	1.3%	1.9%
Switzerland	0.3	0.3
Germany	3.0	2.0
England	1.3	0.7
United Arab Emirates	0.1	0.3
Dominican Republic	1.2	1.2
Canada	0.1	—
Greece	0.4	0.3
Australia	—	0.7
	7.7%	7.4.4%

 The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

On July 7, 2025, the board of directors received a non-binding proposal from a group led by Timothy Damadian, the Company’s Chief Executive Officer, and Luciano Bonanni, the Company’s Chief Operating Officer, pursuant to which proposal the group would acquire all of the outstanding common stock and other securities of the Company not currently owned by the members of the group. Members of the group have voting control of the Company’s equity securities and the group advised the Company that it was unwilling to support any alternative transaction.  As proposed, the transaction, if completed, would result in the Company no longer being a publicly held company, and its Common Stock would be de-listed from the NASDAQ Stock Market.  The Board of Directors has established a Special Committee of independent and disinterested directors to consider the proposal and negotiate on behalf of the Company and its stockholders. The Special Committee has retained its own independent financial and legal advisors to assist it in this process. The group and the Special Committee are engaged in negotiations related to the proposed going private transaction.  No definitive agreements or terms have been executed by the parties and there is no assurance that the transaction will be completed.  Any definitive agreement and transaction will require approval by the Company’s common stock holders and will require the filing of definitive proxy materials in accordance with the SEC’s proxy rules to obtain such approval. In July 2025, the Company entered into a new 10 year lease for a property in New York where a new MRI is to be built.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Operating Officer, Executive Vice President and acting Finance Officer after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, due to the existence of material weaknesses in our internal controls in the Company’s internal control over financial reporting described below, that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Operating Officer, Executive Vice President and acting Finance Officer assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

FONAR CORPORATION AND SUBSIDIARIES

Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025, due to the following material weakness identified by management during the current period:

•Management did not maintain effective information technology general controls in the areas of user access management within its systems supporting the Company’s accounting and reporting processes.

Although this material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. While the Company has made progress during the fiscal year 2025, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

•Enhancing risk assessment processes, user authentication and monitoring controls to enforce appropriate system access.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, CohnReznick LLP, has independently assessed our internal control over financial reporting and its report is included in Part II, Item 8 of the Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and the remediation plan described above, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2025.

FONAR CORPORATION AND SUBSIDIARIES

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plan

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intend to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Directors serve from the date of their election until the next annual meeting of stockholders and until their successors are elected and qualify. During fiscal 2025, each director received a base fee of $20,000 per annum for his or her service as a director, with greater amounts for additional services on the Board of Directors. Officers serve at the discretion of the Board of Directors.

A majority of our board of directors is composed of independent directors: consisting of, Ronald G. Lehman, Richard E. Turk and Jessica Maher. The outside directors also serve as the members of the audit committee, which is a standing committee of the board of directors having a charter describing its responsibilities.

Claudette J.V. Chan retired from her role on the Board of Directors on June 23, 2025. Ms. Chan has been an instrumental figure in the Company for the majority of its existence, and we are grateful for her innumerable contributions to our success during her thirty seven years of service.

On July 2, 2025, the board seat vacated by Ms. Chan was filled by Robert M. Carrino. Mr. Carrino is an independent director pursuant to NASDAQ standards.

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

FONAR CORPORATION AND SUBSIDIARIES

The officers and directors of the Company are set forth below:

Timothy R. Damadian	60	Chairman of the Board, President, Chief Executive Officer and Treasurer
Luciano B. Bonanni	70	Executive Vice President, Chief Operating Officer and acting Principal Financial Officer
Claudette J.V. Chan	87	Director
Ronald J. Lehman	49	Director
Richard E. Turk	41	Director
Jessica Maher	28	Director
Robert M. Carrino	38	Director

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

FONAR CORPORATION AND SUBSIDIARIES

Ronald G. Lehman has been a Director of FONAR since April, 2012, and chair of the audit committee since 2021. Mr. Lehman is Managing Director and Head of Investment Banking at Bruderman Advisory Group, LLC where he is responsible for the firm’s sell-side advisory and capital raising processes. Mr. Lehman is also a Partner at Sandy Hill Investors, LLC, participating in and overseeing many of the firm’s investments. He is Chairman of portfolio company Persante Acquisition Corp., and was a board member at Seviroli Foods, LLC during the firm’s investment period. From 2000-2008, Mr. Lehman worked for various Bruderman entities as a buy and sell-side advisor, and as a principal in several private equity transactions. In 2008, Mr. Lehman joined Health Diagnostics, LLC, one of the country’s fastest growing diagnostic imaging providers, as Senior Vice President of Acquisitions, where he managed the company’s acquisition and corporate finance activities. Mr. Lehman returned to Bruderman in 2010 to lead the firm’s investment banking efforts. Lehman is a graduate of Columbia University and worked at Deutsche Bank from 1998-2000.

Richard E. Turk has been a Director of FONAR since June, 2020. Mr. Turk is the Chief Financial Officer of PRISM Vision Group, a subsidiary of McKesson Corporation (MCK). PRISM Vision Group is a multi-location, outpatient comprehensive eye care practice headquartered in New Providence, New Jersey. Mr. Turk joined PRISM in November, 2018 as the Chief Development Officer and became CFO in March 2021. Mr. Turk has helped PRISM expand from a single-specialty (retina) provider with 17 locations and 21 physicians to a comprehensive, vertically-integrated, multi-specialty, eye care organization with approximately 190 physicians and more than 90 locations across New Jersey, Pennsylvania, Delaware, Virginia, Washington, DC, and Maryland. Mr. Turk helped lead the sale of PRISM Vision Group to McKesson Corporation in 2025. Prior to his tenure at PRISM, Mr. Turk was employed by Professional Physical Therapy, a private equity-backed outpatient physical and occupational therapy company headquartered in Uniondale, New York with more than 180 locations across New York, New Jersey, Connecticut, Massachusetts and New Hampshire. During his four years at Professional Physical Therapy, Mr. Turk sourced, analyzed, and completed 32 acquisitions comprised of 116 clinics, expanding the company’s services and adding three states to its geographic footprint. From 2007 to 2014, Mr. Turk was employed by Bruderman Brothers, a broker dealer involved in investment banking, merchant banking, investment advisory, and consulting for lower middle market companies ($10M-$250M of enterprise value) in a variety of industries, including healthcare. Mr. Turk was Vice President of Bruderman Brothers from 2011 to 2014. Mr. Turk graduated from Columbia University in 2007.

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

Robert M. Carrino has been a Director of FONAR since July 2025. Mr. Carrino is a Partner at CFGI, LLC, the leading global independent accounting and business advisory firm, backed by The Carlyle Group and CVC Capital Partners. At CFGI, Mr. Carrino provides complex accounting and consulting services to both public and private companies of all sizes across various industries. Additionally, Mr. Carrino leads the firms SPAC practice. Mr. Carrino joined CFGI in 2016 as a Manager and became Partner in January 2023. Prior to joining CFGI, Mr. Carrino was an audit manager at KPMG, LLP’s Metro New York Long Island Office servicing clients mainly in the media and entertainment industry. Mr. Carrino, a Certified Public Accountant, earned the degree of Bachelor of Science in Business Administration with a concentration in accounting from Western New England University.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 11. EXECUTIVE COMPENSATION.

With the exception of the Chief Executive Officer and the Chairman of the Board of Directors, the compensation of the Company’s executive officers consist of salary and bonuses based on performance. The Chief Executive Officer and the Chairman of the Board has no understanding with the Company with respect to bonuses, options or other incentives, and is not subject to our general policy later discussed.

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

 There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2025, 2024 and 2022 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I.	SUMMARY COMPENSATION TABLE

(Reflects information up to end of Fiscal 2024)

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2025	$0	$295,000	$0	$295,000
President, Principal	2024	$0	$372,885	$0	$372,885
Executive Officer	2023	$0	$152,900	$0	$152,900

Luciano Bonanni	2025	$148,241	$350,000	$0	$498,241
Chief Operating Officer,	2024	$148,241	$350,000	$0	$498,241
Executive Vice President and	2023	$143,416	$305,800	$0	$449,216
acting Principal Financial Officer

Raymond V. Damadian	2025	$0	$0	$0	$0
Chairman of the Board,	2024	$0	$0	$0	$0
Treasurer and	2023	$23,553	$305,800	$0	$329,353
Principal Financial Officer
John P. Collins[1]	2025	$294,988	$142,167	$0	$437,155
General Counsel	2024	$249,990	$172,000	$0	$421,990
	2023	$0	$0	$—	$0

[1] John Collins was promoted to General Counsel on September 17, 2023.

FONAR CORPORATION AND SUBSIDIARIES

II.	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer, Executive Vice President and acting Principal Financial Officer	0	0	N/A
Raymond V. Damadian Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A

III	DIRECTOR COMPENSATION

The following table shows the compensation paid to the Directors for fiscal 2025:

Name	Fees earned in paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compen- sation	Nonqualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
A. Claudette J.V. Chan	$20,000	0	0	0	0	39,486	$59,486
B. Ronald G. Lehman	$20,000	0	0	0	0	65,000	$85,000
C. Richard E. Turk	$20,000	0	0	0	0	$15,000	$35,000
D. Jessica Maher	$20,000	0	0	0	0	$15,000	$35,000

EMPLOYEE COMPENSATION PLANS

FONAR adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits FONAR to issue an aggregate of 2,000,000 shares of common stock of FONAR as bonus or compensation. As of June 30, 2025, 450,177 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of FONAR’s securities held by each director, by each person known by us to own in excess of five percent of FONAR’s voting securities and by all officers and directors as a group as of August 8, 2025.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Timothy R. Damadian, as Trustee of the FONAR Class C Trust
c/o FONAR Corporation, Melville, New York
Class C Stock	382,447	99.98%

Kayne Anderson Rudnick
Investment Management LLC
1800 Avenue of the Stars, 2nd Floor
Los Angeles, CA 90067
Common Stock	544,036	8.77%

Money Concepts Capital Corp..
11440 North Jog Road
Palm Beach Gardens, FL 33418-3764
Common Stock	462,760	7.46%

The Vanguard Group, Inc.
100 Vanguard Boulevard
Malvern, PA 19355-2331
Common Stock	390,345	6.29%

Dimensional Fund Advisors LP
Building One
6300 Bee Cave Road
Austin, Texas 78746
Common Stock	372,563	6.01%

Renaissance Technologies, LLC
800 Third Avenue
New York, NY 10022
Common Stock	315,516	5.09%

Timothy R. Damadian,
Chairman of the Board, President, Chief Executive Officer and Treasurer
Common Stock	79,059	*
Class A Preferred	800	*

FONAR CORPORATION AND SUBSIDIARIES

Continued:

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Luciano B. Bonanni,
Executive Vice President,
Chief Operating Officer and acting Principal Financial Officer
Common Stock	54,253	*
Class A Preferred	1,285	*

Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*

Ronald G. Lehman
Director
Common Stock	4,330	*

Richard E. Turk
Director
Common Stock	0	*

Jessica Maher Director Common Stock	0	*

Robert M. Carrino Director Common Stock	0	*

All Officers and Directors as a Group (6 persons)
Common Stock	137,721	2.18%
Class C Stock	382,447	99.98%
Class A Preferred	2,117	*

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of FONAR.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 5, 2025, 22 of our clients had management agreements with HMCA. Six sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $70,358 to $459,544 per month in fiscal 2025.

Timothy Damadian, Chairman of the Board, President, Chief Executive Officer and Treasurer owned three of the imaging facilities in Florida managed by HMCA. (See note below) The facilities owned by Timothy Damadian in Florida pay HMCA flat rate monthly fees ranging from $271,517 to $411,589 per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2025, June 30, 2024 and June 30, 2023, the net revenues received by HMCA from the imaging facilities owned by Timothy Damadian were approximately $11.9 million, $11.9 million and $11.9 million respectively.

Magnetic Resonance Management, LLC, in which Timothy Damadian, the CEO and President of the Company owns, entered into an agreement to purchase equipment from the Company. The selling price of such equipment was $567,857 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. The equipment had a zero basis which resulted in a gain of $576,857. The Company has the option but not the obligation to re-take possession in lieu of payment upon maturity of the note. The balance of the note as of June 30, 2025 was $554,857.

Bensonhurst MRI Limited Partnership, in which Timothy Damadian, the CEO and President of the Company holds an interest, is party to two agreements with the Company for the service and maintenance of its Upright MRI and High-Field Scanners for a price of $110,000 per annum and $70,000 per annum, respectively. Also during fiscal year ended June 30, 2025 and fiscal year ended June 30, 2024, the Company charged Bensonhurst MRI Limited Partnership $301,480 and $190,362, respectively for reimbursable salaries and marketing expenses.

Radian Healthcare Management, LLC which Matt Pluta, the son-in-law of Timothy Damadian, the CEO and President of the Company owns, provided the Company with personnel recruitment of employees at a fee $165,000 and $200,347 during the fiscal years ended June 30, 2025 and June 30, 2024, respectively.

Ronald Lehman, a Director of Fonar, holds a .0378% interest in Health Management Company of America’s Class A membership interests.

Jessica Maher, a Director of Fonar, holds a .015% interest in Health Management Company of America’s Class A membership interests.

Claudette J.V. Chan, a Director Fonar until June 23, 2025, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Cohn Reznick LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2025 and the reviews of the financial statements included in our Forms 10-Q for the second and third quarter of the fiscal year ended June 30, 2025 were $478,000.

The aggregate fees billed by Marcum LLP for the reviews of the financial statements included in our Form 10-Q for the first quarter and audit of annual consolidated financial statements for the fiscal year ended June 30, 2025 were $67,600

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2024 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2024 were $379,000.

Audit Related Fees

No fees were billed by CohnReznick LLP for the fiscal year ended June 30, 2025 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2025 or June 30, 2024 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by CohnReznick LLP for the fiscal year ended June 30, 2025 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2025 or June 30, 2024 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

No fees were billed by CohnReznick LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2025.

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2025.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2024.

All Other Fees

No fees were billed by CohnReznick LLP for any other services during the fiscal year ended June 30, 2025.

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2025 and June 30, 2024.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 596)

Consolidated Balance Sheets as at June 30, 2025 and 2024.

Consolidated Statements of Income for the Years Ended June 30, 2025 and 2024.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2025 and 2024.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2025 and 2024 .

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the consolidated financial statements.

b)	REPORTS ON FORM 8-K

1.	Registrant’s Report on Form 8-K: Item 2.02, Results of Operations and Financial Condition for the Fiscal Year ended June 30, 2022, reported September 28, 2022. Commission File No. 0- 10248.

2.	Registrant’s Report on Form 8-K: Item 5.02, Departure of Directors or Certain Officers, reported March 20, 2023. Commission File No. 0-10248.

3.	Registrant’s Report on Form 8-K: Item 5.07, Submission of Matters to a Vote of Security Holders, at the annual meeting of stockholders, reported on May 22, 2023. Commission File No. 0-10248.

c)	EXHIBITS

3.1	Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1,Commission File No. 33-13365.

3.2	Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, Commission File No. 33- 62099.

3.3	Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-3, Commission File No. 333-63782.

FONAR CORPORATION AND SUBSIDIARIES

3.4	Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, Commission File No. 0-10248.

3.5	By-Laws, as amended, of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

4.2	Specimen Class B Common Stock Certificate incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, Commission File No. 33-13365.

10.1	License Agreement between the Registrant and Raymond V. Damadian incorporated by reference to Exhibit 10 (e) to Form 10-K for the fiscal year ended June 30, 1983, Commission File No. 0-10248.

10.2	Stock Purchase Agreement, dated July 31, 1997, by and between U.S. Health Management Corporation, Raymond V. Damadian, M.D. MR Scanning Centers Management Company and Raymond V. Damadian, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, July 31, 1997, commission File No: 0-10248.

10.3	Merger Agreement and Supplemental Agreement dated June 17, 1997 and Letter of Amendment dated June 27, 1997 by and among U.S. Health Management Corporation and Affordable Diagnostics Inc. et al., incorporated by reference to Exhibit 2.1 to the Registrant’s 8-K, June 30, 1997, Commission File No: 0-10248.

10.4	Stock Purchase Agreement dated March 20, 1998 by and among Health Management Corporation of America, FONAR Corporation, Giovanni Marciano, Glenn Muraca et al., incorporated by reference to Exhibit 2.1 to the Registrant’s 8-K, March 20, 1998, Commission File No: 0-10248.

10.5	Stock Purchase Agreement dated August 20, 1998 by and among Health Management Corporation of America, FONAR Corporation, Stuart Blumberg and Steven Jonas, incorporated by reference to Exhibit 2 to the Registrant’s 8-K, September 3, 1998, Commission File No. 0-10248.

10.6	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No.: 333-96557.

10.7	Asset Purchase Agreement dated July 28, 2005 among Health Plus Management Services, L.L.C., Health Management Corporation of America, Dynamic Healthcare Management, Inc. and FONAR Corporation, incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K, August 2, 2005, Commission File No. 0-10248.

10.8	Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 2008. Commission File No. 0-10248.

10.9	2010 Stock Bonus Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No. 333-168771.

FONAR CORPORATION AND SUBSIDIARIES

10.10	Operating Agreement for Imperial Management Services, LLC, incorporated by reference to Exhibit 10.37 to Form 10-K for the fiscal year ended June 30, 2011. Commission File No. 0-10248.

10.11	Operating Agreement for Health Diagnostics Management, LLC, incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248.

10.12	Modification to Operating Agreement for Health Diagnostics Management, LLC., See Exhibits. incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248.

10.13	Purchase Agreement dated March 5, 2013 among Health Diagnostics Management, LLC, Health Diagnostics, LLC and others. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 11, 2013. Commission File No. 0-10248.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-K for the fiscal year ended June 30, 2004, Commission File No.: 0-10248.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Cohn Reznick LLP Independent Registered Public Accounting Firm.

23.2	Consent of Marcum LLP Independent Registered Public Accounting Firm.

31.1	Section 302 Certification.

32.1	Section 906 Certification.

97.1	Policy for the Recovery of Erroneously Awarded Compensation Pursuant to SEC Exchange Act Rule 10D-1

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION
Dated: September 15, 2025	By:	/s/Timothy Damadian
Timothy Damadian,
Chairman of the Board of Directors
Chief Executive Officer
President and Treasurer

	By	/s/Luciano B. Bonanni
Luciano B. Bonanni
Executive Vice President,
Chief Operating Officer and
Acting Principal Financial Officer

Signature	Title	Date
/s/ Timothy R. Damadian	Chairman of the Board of Directors	September 22, 2025
Timothy R. Damadian	Chief Executive Officer
President and Treasurer

/s/Claudette J.V. Chan	Director	September 22, 2025
Claudette J.V. Chan

/s/Ronald G. Lehman	Director	September 22, 2025
Ronald G. Lehman

/s/Richard E. Turk	Director	September 22, 2025
Richard E. Turk

/s/Jessica Maher	Director	September 22, 2025
Jessica Maher