Form 10-Q
period 2025-09-30
FONAR CORP
filed 2025-11-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2025

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 5, 2025
Common Stock, par value $.0001	6,203,465
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

ASSETS

	September 30, 2025 (Unaudited)	June 30, 2025 (Note 1)
Current Assets:
Cash and cash equivalents	$54,276	$56,334
Short-term investments	122	120
Accounts receivable – net of allowances for credit losses of $260 and $264 at September 30, 2025 and June 30, 2025, respectively	5,146	5,305
Accounts receivable – related party	90	—
Medical receivable	24,486	24,490
Management and other fees receivable – net of allowances for credit losses of $13,866 and $14,296 at September 30, 2025 and June 30, 2025, respectively	44,719	43,401
Management and other fees receivable – related medical practices – net of allowances for credit losses of $7,666 and $7,137 at September 30, 2025 and June 30, 2025, respectively	10,027	9,748
Inventories - net	2,748	2,813
Prepaid expenses and other current assets – related party	530	411
Prepaid expenses and other current assets	1,591	2,050
Total Current Assets	143,735	144,672

Accounts receivable – long term	3,471	3,550
Deferred income tax asset	6,314	6,349
Property and equipment – net	19,449	18,532
Note receivable – related party	567	555
Right-of-use asset – operating leases	36,122	35,136
Right-of-use asset – finance lease	320	377
Goodwill	4,269	4,269
Other intangible assets – net	3,251	2,992
Other assets	854	476
Total Assets	$218,352	$216,908

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY

	September 30, 2025 (Unaudited)	June 30, 2025 (Note 1)
Current Liabilities:
Accounts payable	$2,520	$1,302
Other current liabilities	5,088	6,975
Unearned revenue on service contracts	4,711	4,866
Unearned revenue on service contracts – related party	83	—
Operating lease liabilities – current portion	3,668	3,383
Finance lease liability – current portion	244	244
Customer deposits	351	354
Total Current Liabilities	16,665	17,124

Long-Term Liabilities:
Unearned revenue on service contracts	3,682	3,801
Deferred income tax liability	321	321
Due to related party medical practices	93	93
Operating lease liabilities – net of current portion	35,918	35,149
Finance lease liability – net of current portion	102	142
Other liabilities	176	173

Total Long-Term Liabilities	40,292	39,679
Total Liabilities	56,957	56,803

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY (Continued)

EQUITY:	September 30, 2025 (Unaudited)	June 30, 2025 (Note 1)
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2025 and June 30, 2025, 313 issued and outstanding at September 30, 2025 and June 30, 2025	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2025 and June 30, 2024, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2025 and June 30, 2025, 6,203 issued at September 30, 2025 and June 30, 2025, 6,168 outstanding at September 30, 2025 and June 30, 2025, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2025 and June 30, 2025, 0.146 issued and outstanding at September 30, 2025 and June 30, 2025	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2025 and June 30, 2025, 383 issued and outstanding at September 30, 2025 and June 30, 2025	—	—
Paid-in capital in excess of par value	178,757	178,757
Accumulated deficit	(3,025)	(5,289)
Treasury stock, at cost – 35 shares of common stock at September 30, 2025 and at June 30, 2025	(860)	(860)
Total FONAR Corporation’s Stockholders’ Equity	174,873	172,609
Noncontrolling interests	(13,478)	(12,504)
Total Equity	161,395	160,105
Total Liabilities and Equity	$218,352	$216,908

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	For the Three Months Ended September 30, (Unaudited)
Revenues	2025	2024
Patient fee revenue – net of contractual allowances and discounts	$7,572	$7,487
Product sales	316	120
Service and repair fees	2,182	1,992
Service and repair fees – related parties	45	45
Management and other fees	12,941	12,329
Management and other fees – related medical practices	2,987	2,987
Total Revenues – Net	26,043	24,960
Cost and Expenses
Costs related to patient fee revenue	4,929	4,646
Costs related to product sales	324	221
Costs related to service and repair fees	1,059	1,091
Costs related to service and repair fees – related parties	8	67
Costs related to management and other fees	7,812	7,319
Costs related to management and other fees – related medical practices	1,464	1,573
Research and development	440	307
Selling, general and administrative expenses	6,813	5,130
Total Costs and Expenses	22,849	20,354
Income from Operations	3,194	4,606
Other income and (expenses):
Interest expense	(1)	(8)
Interest income – related party	12	13
Investment income	474	639
Other income (expense)	3	(1)
Income Before Provision for Income Taxes and Noncontrolling Interests	3,682	5,249
Provision for income taxes	(1,012)	(1,249)
Consolidated Net Income	2,670	4,000
Net Income – Noncontrolling Interests	(406)	(865)
Net Income – Attributable to FONAR	$2,264	$3,135
Net Income Available to Common Stockholders	$2,120	$2,939
Net Income Available to Class A Non–Voting Preferred Stockholders	$108	$146
Net Income Available to Class C Common Stockholders	$36	$50
Basic Net Income Per Common Share Available to Common Stockholders	$0.34	$0.47
Diluted Net Income Per Common Share Available to Common Stockholders	$0.34	$0.46
Basic and Diluted Income Per Share – Class C Common	$0.10	$0.13
Weighted Average Basic Shares Outstanding – Common Stockholders	6,169	6,304
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,296	6,432
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Three Months Ended September 30, 2025

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – June 30, 2025	$1	6,203	313	383	$178,757
Net Income	—	—	—	—	—
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – September 30, 2025	$1	6,203	313	383	$178,757

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2025	$(5,289)	$(860)	35	$(12,504)	$160,105
Net Income	2,264	—	—	—	2,264
Distributions – Non controlling interest	—	—	—	(1,380)	(1,380)
Income – Non controlling interests	—	—	—	406	406
Balance – September 30, 2025	$(3,025)	$(860)	35	$(13,478)	$161,395

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts and shares in thousands)
(UNAUDITED)

For the Three Months Ended September 30, 2024

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance June 30,2024	$1	6,373	313	383	$180,608
Net Income	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—
Distributions Non controlling interest	—	—	—	—	—
Income Non controlling interests	—	—	—	—	—
Balance September 30, 2024	$1	6,373	313	383	$180,608

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance June 30, 2024	$(13,624)	$(1,017)	45	$(9,180)	$156,788
Net Income	3,135		—	—	3,135
Purchase of Treasury Stock	—	(415)	24	—	(415)
Distributions Non controlling interest	—	—	—	(1,546)	(1,546)
Income Non controlling interests	—	—	—	865	865
Balance September 30, 2024	$(10,489)	$(1,432)	69	$(9,861)	$158,827

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands)

(UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Consolidated Net income	$2,670	$4,000
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,190	1,063
Net change in operating right-of-use assets and lease liabilities	125	237
Provision (Recovery) for credit losses	99	(27)
Deferred tax expense	35	866
Changes in operating assets and liabilities, net:
Accounts, medical and management fee receivable(s)	(1,544)	(278)
Notes receivable – related party	(12)	(13)
Inventories	64	(102)
Prepaid expenses and other current assets	340	(547)
Other assets	(378)	(11)
Accounts payable	1,218	(774)
Other current liabilities	(2,078)	(2,625)
Finance lease liabilities	(41)	(37)
Customer deposits	(3)	(98)
Other liabilities	4	3
Net cash provided by operating activities	1,689	1,657
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,866)	(1,805)
Cost of non-compete contract	(500)	—
Proceeds from short-term investments	(1)	—
Cost of patents	—	(13)
Net cash used in investing activities	(2,367)	(1,818)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	—	(26)
Purchase of treasury stock	—	(415)
Distributions to noncontrolling interests	(1,380)	(1,546)
Net cash used in financing activities	(1,380)	(1,987)
Net (Decrease) in Cash and Cash Equivalents	(2,058)	(2,148)
Cash and Cash Equivalents - Beginning of Period	56,334	56,341
Cash and Cash Equivalents - End of Period	$54,276	$54,193

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

FONAR Corporation (the “Company” or “FONAR”) is a Delaware corporation, which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment, which uses principles of Magnetic Resonance Imaging (“MRI”) for the detection and diagnosis of human diseases. In addition to the direct sale of MRI equipment, revenue is also generated from our installed-base of customers through our service and upgrade programs.

FONAR, through its wholly-owned subsidiary Health Management Corporation of America (“HMCA”), provides comprehensive management services to diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

On July 1, 2015, the Company reorganized the segment of our business dedicated to the management of diagnostic imaging centers. The reorganization integrated the operations of Health Management Corporation of America and Health Diagnostics Management (“HDM”). Imperial Management Services, LLC contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. During the fiscal year ended June 30, 2025, the Company sold non-controlling interests to a minority shareholder for $132. Currently, the Company has a direct ownership interest of 70.63% and the investors have a 29.37% ownership interest. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”.

Proposal to Acquire All Outstanding Stock of the Company

On July 7, 2025, the Board of Directors received a non-binding proposal from a group led by Timothy Damadian, the Company’s Chief Executive Officer, and Luciano Bonanni, the Company’s Chief Operating Officer, pursuant to which proposal the group would acquire all of the outstanding common stock and other securities of the Company not currently owned by the members of the group. Members of the group have voting control of the Company’s equity securities and the group advised the Company that it was unwilling to support any alternative transaction. As proposed, the transaction, if completed, would result in the Company no longer being a publicly held company, and its Common Stock would be de-listed from the NASDAQ Stock Market. The Board of Directors has established a Special Committee of independent and disinterested directors to consider the proposal and negotiate on behalf of the Company and its stockholders. The Special Committee has retained Marshall and Stevens, Inc. to act as its financial advisor. Meister, Seelig & Fein PPLC is serving as legal counsel to the Special Committee. The group and the Special Committee are engaged in negotiations related to the proposed going private transaction. No definitive agreements or terms have been executed by the parties and there is no assurance that the transaction will be completed. Any definitive agreement and transaction will require approval by the Company’s common stock holders and will require the filing of definitive proxy materials in accordance with the SEC’s proxy rules to obtain such approval.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation

These unaudited condensed consolidated financial statements for the three months ended September 30, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, from which the accompanying condensed consolidated balance sheet at June 30, 2025 was derived. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature.

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

SEPTEMBER 30, 2025 and 2024

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

The Company’s patient fee revenue, net of contractual allowances and discounts for the three months ended September 30, 2025 and 2024 are summarized in the following table:

	For the Three Months Ended September 30,
	2025	2024
Commercial Insurance/Managed Care	$1,280	$1,204
Medicare/Medicaid	285	261
Workers’ Compensation/Personal Injury	4,826	4,699
Other	1,181	1,323
Net Patient Fee Revenue	$7,572	$7,487

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

SEPTEMBER 30, 2025 and 2024

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC Topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the converted method in calculating diluted income per share for the three months ended September 30, 2025 and 2024.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2025 and 2024, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share (Continued)

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Total	Common Stock	Class C Common Stock	Class A Preferred Stock	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Basic
Numerator:
Net income available to common stockholders	$2,264	$2,120	$36	$108	$3,135	$2.939	$50	$146
Denominator:
Weighted average shares outstanding	6,865	6,169	383	313	6,304	6,304	383	313
Basic income per common share	$0.33	$0.34	$0.10	$0.34	$0.50	$0.47	$0.13	$0.46

Diluted
Denominator:
Weighted average shares outstanding		6,168	383			6,304	383
Convertible Class C Stock		128	—			128	—
Total Denominator for diluted earnings per share		6,296	383			6,432	383
Diluted income per common share		$0.34	$0.10			$0.46	$0.13

Recent Accounting Standards or Updates Not Yet Adopted

Income Taxes

In December 2023, The Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (740): “Improvements to Income Tax Disclosures”, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. The ASU will be effective for our annual financial statements starting in fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our income tax disclosures.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extended certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The effective date for public entities is for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company adopted ASU during the year ended June 30, 2025 and it impacts only our disclosures with no impacts to our financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the condensed consolidated financial statements, but does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and is effective for annual financial statements starting in fiscal 2028 and interim periods starting in fiscal 2029, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on our disclosures.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2025 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2025 or 2024, and it does not believe that any of those standards will have a significant impact on our unaudited consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net are comprised of the following at September 30, 2025 and June 30, 2025:

	September 30, 2025
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$5,406	$260	$5,146
Accounts receivable - related party	$90	$—	$90
Medical receivable	$24,486	$—	$24,486
Management and other fees receivable	$58,585	$13,866	$44,719
Management and other fees receivable from related medical practices (“PC’s”)	$17,693	$7,666	$10,027

	June 30, 2025
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$5,569	$264	$5,305
Medical receivable	$24,490	$—	$24,490
Management and other fees receivable	$57,697	$14,296	$43,401
Management and other fees receivable from related medical practices (“PC’s”)	$16,885	$7,137	$9,748

The Company’s customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

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

The following tables presents information related to the allowance for credit losses that relate to accounts and management and other fees receivable:

Summary of Allowance For Credit Losses
Description	Balance June 30, 2025	Additions (Recovery)	Deductions	Balance Sept. 30, 2025
Accounts receivable	$264	$—	$(4)	$260
Management and other fees receivable	14,296	(430)	—	13,866
Management and other fees receivable - related medical practices	7,137	529	—	7,666

	Balance			Balance
Description	June 30, 2024	Additions (Recovery)	Deductions	June 30, 2025
Accounts receivable	$166	$107	$(9)	$264
Management and other fees receivable	12,370	2,052	(126)	14,296
Management and other fees receivable - related medical practices	6,110	1,027	—	7,137

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term-Accounts Receivable

Long term-accounts receivable balances at September 30, 2025 and June 30, 2025 amounted to approximately $3,471 and $3,550, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of September 30, 2025 is as follows:

2026	$1,550
2027	1,012
2028	893
2029	227
Total	$3,682

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

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable

Management fees receivable is related to management fees outstanding from the related and non-related centers under management agreements. The Company has established a CECL reserve to address the risk that a portion of the contractually obligated management fees receivable from the PCs may not be paid. The PCs may be limited in their ability to pay the full management fee receivable if they do not collect sufficient expected fees from third-party payers and patients. The Company’s management fees are collateralized, individually and collectively, by the assets of the PCs. The CECL reserve is determined based on the difference between the management fee receivable and the current amount of outstanding fees estimated to be collected by the PCs.

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

For LLCs owned by the Company, approximately 63.7% and 68.3% of net revenues were derived from no-fault and personal injury protection for the three months ended September 30, 2025 and 2024, respectively.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11% and 12.0% of the consolidated net revenues for the three months ended September 30, 2025 and 2024, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

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

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of September 30, 2025 is as follows:

12 Months Ending September 30,	Operating Lease Payments	Financing Lease Payments
2026	$6,118	$244
2027	6,004	102
2028	5,762	—
2029	5,464	—
2030	5,226	—
Thereafter	25,570	—
Present value discount	(14,558)	—
Total lease liability	$39,586	$346

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING AND FINANCING LEASES (CONTINUED)

Weighted Average Remaining Lease Term

	For the three months ended Sept. 30,
	2025	2024
Operating leases - years	10.0	10.8
Finance lease - years	1.3	2.3
Weighted Average Discount Rate
Operating leases	6.6%	6.5%
Finance lease	3.6%	3.6%

The components of lease expense were as follows:

Components of lease expense
	For the three months ended Sept. 30,
	2025	2024
Operating lease cost	$1,583	$1,503
Finance lease cost:
Depreciation of leased equipment	$77	$50
Interest on lease liabilities	—	4
Total finance lease cost	$77	$54

Supplemental cash flow information related to leases was as follows:

Supplemental cash flow information related to leases
	For the three months ended Sept. 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$1,492	$1,138
Financing cash flows from financing leases	$61	$41
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$1,901	$359

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization included in the accompanying condensed consolidated balance sheets is comprised of:

	September 30, 2025	June 30, 2025
Diagnostic equipment	$36,999	$35,277
Research, development and demonstration equipment	6,499	6,491
Machinery and equipment	2,128	2,128
Furniture and fixtures	3,760	3,756
Leasehold improvements	17,839	17,707
Building	940	940
	68,165	66,299
Less: Accumulated depreciation and amortization	48,716	47,767
	$19,449	$18,532

Depreciation of property and equipment for the three months ended September 30, 2025 and 2024 was $949 and $1,063, respectively.

NOTE 6 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2025	June 30, 2025
Purchased parts, components and supplies	$2,573	$2,631
Work-in-process	175	182
Total Inventories	$2,748	$2,813

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	Weighted average useful lives	Gross carrying amount – September 30, 2025	Accumulated amortization – September 30, 2025	Net carrying amount – September 30, 2025
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software License	3 years	1,260	(850)	410
Patents and copy rights	15 years	5,229	(4,290)	939
Non-compete	2-7 years	4,650	(4,212)	438
Customer relationships	20 years	3,900	(2,436)	1,464
Total		$22,044	$(18,793)	$3,251

	Weighted average useful lives	Gross carrying amount – June 30, 2025	Accumulated amortization – June 30, 2025	Net carrying amount – June 30, 2025
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software License	3 years	1,260	(756)	504
Patents and copy rights	15 years	5,229	(4,255)	974
Non-compete	7 years	4,150	(4,150)	—
Customer relationships	20 years	3,900	(2,386)	1,514
Total		$21,544	$(18,552)	$2,992

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended September 30, 2025 and 2024 amounted to $35 and $39, respectively.

Amortization of customer relationships for the three months ended September 30, 2025 and 2024 amounted to $50 and $50, respectively.

Amortization of software license for the three months ended September 30, 2025 and 2024 amounted to $94 and $0, respectively.

Amortization of employment contract for the three months ended September 30, 2025 and 2024 amounted to $62 and $0, respectively.

The estimated amortization of other intangible assets for the five years ending September 30, 2030 and thereafter is as follows:

Schedule Of Other Intangible Assets For the Years Ending September 30,	Total	Software License	Non- Compete	Patents and Copyrights	Customer Relationships
2026	$962	$378	$250	$134	$200
2027	533	32	188	113	200
2028	303	—	—	103	200
2029	295	—	—	95	200
2030	290	—	—	90	200
Thereafter	868	—	—	404	464
Other intangible assets - net	$3,251	$410	$438	$939	$1,464

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2025	June 30, 2025
Accrued salaries, commissions and payroll taxes	$2,135	$3,994
Sales tax payable	271	249
Equipment purchases	551	—
Self-funded health insurance reserve	106	260
Property taxes	438	392
Utilities	346	449
Legal and other professional fees	202	93
Accounting fees	80	38
Software Licenses	152	442
Recruiting fees	192	136
Medical supplies	77	—
Other general and administrative expenses	538	922
Other Current Liabilities	$5,088	$6,975

NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two reportable segments - manufacturing and the service of medical equipment and management of diagnostic imaging centers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2025. All inter segment sales are market-based. The Company evaluates performance based on income or loss from operations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Three months ended September 30, 2025	Equipment	Centers	Totals
Net revenues from external customers	$2,543	$23,500	$26,043
Cost of Sales
Salaries and wages	949	4,868	5,817
Rent expense	—	1,253	1,253
Other Cost of sales expenses**	442	8,084	8,526
Total Cost of sales	$1,391	$14,205	$15,596
Research and development
Salaries and wages	219	—	219
Other research and development costs**	221	—	221
Total Research and development costs	$440	$—	$440
Selling, general and administrative expenses
Salaries and wages	476	2,685	3,161
Rent expense	313	18	331
Other selling, general and administrative expenses**	1,127	2,194	3,321
Total Selling, general and administrative expenses	$1,916	$4,897	$6,813
Total costs and expenses	$3,747	$19,102	$22,849
(Loss) Income from operations	$(1,204)	$4,398	$3,194
Investment income	21	453	474
Other income	16	(2)	14
(Loss) Income before provision for income taxes	$(1,167)	$4,849	$3,682
Provision for income taxes	(931)	(81)	(1,012)
Net (Loss) income	$(2,098)	$4,768	$2,670
Intersegment net revenues *	306	—	306
Depreciation and amortization	44	1,146	1,190
Total identifiable assets	$33,062	$185,215	$218,277

  FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 and 2024
(Amounts and shares in thousands, except per share amounts)
(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Three months ended September 30, 2024	Equipment	Centers	Totals
Net revenues from external customers	$2,157	$22,803	$24,960
Cost of Sales
Salaries and wages	900	4,680	5,580
Rent expense	—	1,166	1,166
Other Cost of sales expenses**	479	7,692	8,171
Total Cost of sales	$1,379	$13,538	$14,917
Research and development
Salaries and wages	185	—	185
Other research and development costs**	122	—	122
Total Research and development costs	$307	$—	$307
Selling, general and administrative expenses
Salaries and wages	501	2,668	3,169
Rent expense	313	24	337
Other selling, general and administrative expenses**	700	924	1,624
Total Selling, general and administrative expenses	$1,514	$3,616	$5,130
Total costs and expenses	$3,200	$17,154	$20,354
(Loss) Income from operations	$(1,043)	$5,649	$4,606
Investment income	30	609	639
Other income (expense)	13	(9)	4
(Loss) Income before provision for income taxes	$(1,000)	$6,249	$5,249
Provision for income taxes	(1,132)	(117)	(1,249)
Net (Loss) income	$(2,132)	$6,132	$4,000
Intersegment net revenues *	289	—	289
Depreciation and amortization	51	1,012	1,063
Total identifiable assets	$37,593	$174,697	$212,290

*	Amounts eliminated in consolidation
**	Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2025 and 2024, the Company paid $1 and $8 for interest, respectively.

During the three months ended September 30, 2025 and 2024, the Company paid $208 and $1,301 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2025.

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors approved up to $9,000 to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. The stock repurchase plan was suspended in the fourth quarter of fiscal 2025 due to the pending take private offer. During the three months ended September 30, 2025 and 2024, the Company repurchased 0 and 24 shares at a cost of $0 and $415, respectively. As of September 30, 2025, the remaining balance under the repurchase plan was $2,928

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2025 and June 30, 2025, the Company had approximately $106 and $260, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets..

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

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

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $1,012 and $1,249, respectively. The three month of fiscal 2026 and fiscal 2025 provision is comprised of a current income tax component of $977 and a deferred income tax component of $35 and a current income tax component of $383 and a deferred income tax component of $866, respectively. Obligations for any liability associated with the current income tax provision has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $6,314 and a deferred tax liability of $371 as of September 30, 2025, primarily relating to allowance for credit losses and tax credits.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2021.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)

Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. As of September 30, 2025, no such changes in ownership have occurred.

On July 4, 2025, the One Big Beautiful Act (“OBBA”) was signed into law, which enacts significant changes to the U.S. tax and related laws. Some of the provisions of the new tax law that affect corporations include but are not limited to expensing of domestic specified research or experimental expenditures, increasing the limit of the deduction to 30% of EBITDA, and 100% percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact that the new tax law will have on its financial condition and results of operations.

NOTE 13 – RELATED PARTY TRANSACTIONS

Tallahassee Magnetic Resonance Imaging, Inc., Stand Up MRI of Boca Raton, Inc., and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. As of September 30, 2025 and June 30, 2025, the net revenues owed to the Company was $10,027 and $9,748, respectively.

Bensonhurst MRI Limited Partnership (“Bensonhurst”), in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110 per annum. On February 1, 2024, Bensonhurst entered into a second contract with the Company for the service and maintenance of a High-Field MRI Scanner for a price of $70 per annum. For the three months ended September 30, 2025 and 2024, the Company recorded service and repair fees of $45 and $45, respectively, from Bensonhurst. Also during the three months ended September 30, 2025 and 2024, the Company charged Bensonhurst $189 and $182, respectively, for reimbursable salaries and marketing expenses.

Integrity Healthcare Management, LLC, which is owned by the CEO and President of the Company owns a 7.1% interest in HMCA’s Class A membership and receives distributions from the Company.

Radian Healthcare Management, LLC (“Radian”), which is owned by the son-in-law of the CEO and President of the Company provided the Company with personnel recruitment of new employees at a fee of approximately $61 and $86 for the three months ended September 30, 2025 and 2024, respectively.

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $577 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. During the three months ended September 30, 2025 and the three months ended September 30, 2024, the Company recorded $12 and $13 in investment income, respectively, on this promissory note. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2025 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, item 1 of the Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended June 30, 2024 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on September 22, 2025.

Forward Looking Statements

We make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be accurate. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing locations, labor costs for our personnel, and the level of competition from existing or new competitors.

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

FONAR CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Recent Developments

On July 7, 2025, the Board of Directors received a non-binding proposal from a group led by Timothy Damadian, the Company’s Chief Executive Officer, and Luciano Bonanni, the Company’s Chief Operating Officer, pursuant to which proposal the group would acquire all of the outstanding common stock and other securities of the Company not currently owned by the members of the group. Members of the group have voting control of the Company’s equity securities and the group advised the Company that it was unwilling to support any alternative transaction. As proposed, the transaction, if completed, would result in the Company no longer being a publicly held company, and its Common Stock would be de-listed from the NASDAQ Stock

Market. The Board of Directors has established a Special Committee of independent and disinterested directors to consider the proposal and negotiate on behalf of the Company and its stockholders. The Special Committee has retained Marshall and Stevens, Inc. to act as its financial advisor. Meister, Seelig & Fein PLLC is serving as legal counsel to the Special Committee. The group and the Special Committee are engaged in negotiations related to the proposed going private transaction. No definitive agreements or terms have been executed by the parties and there is no assurance that the transaction will be completed. Any definitive agreement and transaction will require approval by the Company’s common stock holders and will require the filing of definitive proxy materials in accordance with the SEC’s proxy rules to obtain such approval.

Results of Operations

We operate in two reportable segments: the manufacture and servicing of medical (“MRI”) equipment, which is conducted by FONAR and diagnostic facilities management services, which is conducted through HMCA.

For the three month period ended September 30, 2025, we reported net income of $2.7 million on revenues of $26.0 million as compared to net income of $4.0 million on revenues of $25.0 million for the three month period ended September 30, 2024. Operating income decreased from $4.6 million for the three month period ended September 30, 2024 to $3.2 million for the three month period ended September 30, 2025. Revenues from product sales and service and repair fees increased from $2.2 million for the first three months of fiscal 2025 as compared to $2.5 million for the first three months of fiscal 2026.

The revenue increase, from $25.0 million for the three months of fiscal 2025 to $26.0 million for the three months of fiscal 2026, was due to increases in management and other fees of $612,000, from $15.3 million for the three months of fiscal 2025 to $16.0 million for the three months of fiscal 2026 along with increases in product sales and service and repair fees of $386,000, from $2.2 million for the three months of fiscal 2025 to $2.5 million for the three months of fiscal 2026. This was in addition to an increase of approximately $85,000 in patient fee revenue from $7.5 million for the first three months of fiscal 2025 to $7.6 million for the first three months of fiscal 2026.

FONAR CORPORATION AND SUBSIDIARIES

During the first quarter of fiscal 2026, the aggregate number of scans performed by the sites we own and manage increased to 55,106 scans from 53,054 scans in the first quarter of fiscal 2025. This increase can be attributable to hurricane related closures in the first quarter of 2025. Also we have had improvements in our information technology systems, increased shift coverage, and increased capacity from our recent equipment expansions.

The combination of our small increase in revenues along with our costs and expenses increasing at a larger rate caused our operating income to decrease to $3.2 million for the three months ended September 30, 2025 as compared to $4.6 million for the three months ended September 30, 2024. In terms of percentages, costs and expenses increased 12.2% to $22.8 million for the first three months of fiscal 2026 as compared to $20.4 million for the first three months of fiscal 2026, while revenues increased 4.3% to $26.0 million for the first three months of fiscal 2026 as compared to $25.0 million for the first three months of fiscal 2025.

The increase in costs and expenses is attributable to several factors. The three months ending September 30, 2024 included a one-time expense adjustment of approximately $600,000 for expenses over-accrued over a period of several years. The Company also incurred expenses related to the proposed take private transaction on the form of independent director compensation, legal fees and financial advisor fees. The Company also made several expenditures related to information technology software and cybersecurity improvements in response to deficiencies that were identified during our most recent audit. Further, we took additional credit losses of $100,000 which was mainly due to increase reserves for the outstanding balance of American Transit Insurance Company. American transit Insurance Company has not announced any significant changes in its financial conditions since its announcement of an $815 million net underwriting loss in 2024. Other additional costs incurred were due to the expenses relating to our subsidiary dedicated to the maintenance and repair of non-FONAR equipment and other various costs pertaining to the distribution of SwiftMR™ software. These costs were lower in the prior period.

The combination of our revenues increasing at a smaller percentage as compared to our costs and expenses increasing at a higher rate caused our operating income to decrease from at $4.6 million for the three-month period ended September 30, 2024 as compared to $3.2 million for the three months ended September 30, 2024. In terms of percentages, costs and expenses increased 12.2% to $22.8 million for the three months ended September 30, 2025 as compared to $20.4 million for the three months ended September 30, 2024, while revenues increased 4.3% to $26.0 million for the three months end September 30, 2025 as compared to $25.0 million for the three months ended September 30, 2024.

Management of Diagnostic Imaging Centers

HMCA revenues increased in the first three months of fiscal 2026 by 0.3% to $23.5 million from $22.8 million for the first three months of fiscal 2024. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues decreased slightly to 90.2% for the first three months of fiscal 2026, from 91.4% for the first three months of fiscal 2025.

HMCA’s operating income for the first three months of fiscal 2026 was $4.4 million compared to operating income of $5.6 million for the first three months of fiscal 2025. The increase in operating revenue was offset by a combination of increased costs and expenses.

HMCA’s cost of revenues for the first three months of fiscal 2026 increased to $14.2 million as compared to $13.5 million for the first three months of fiscal 2025. This increase is the result of increased expenses from scanning volume at our HMCA-managed sites, where revenues are fixed pursuant to the management agreements.

FONAR CORPORATION AND SUBSIDIARIES

We now mange or own a total of 44 MRI scanners. Twenty-six (26) MRI scanners are located in New York and eighteen (18) are located in Florida. The ability of HMCA to maintain its profitability is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government programs. The reductions in reimbursement rates are not unique to HMCA or HMCA’s clients.

Medicare reimbursement rates for MRI scans continue to see year over year reductions. This also results in a reduction in the reimbursement rates by commercial insurers and government programs which tie their reimbursement rates to the Medicare rates. On October 15, 2025, The Center for Medicare Services (‘CMS”) initially announced that it would pause payments for services rendered after October 1, 2025 due to the federal government shutdown. CMS subsequently limited that announcement to certain telehealth and other services. However, CMS may change its position in the future if the shutdown continues, and we anticipate slower claims processing time and increased delays in reimbursement while the government remains shutdown. The patient volume of the scanning centers we manage or own has enabled us to maintain healthy operating results in spite of these reductions. We are committed to improving our operating results and dealing with the challenges posed by legislative and regulatory requirements. Factors beyond our control, such as federal government shutdowns, the timing and rate of market growth, economic conditions, the availability of credit and payor reimbursement rates, or unexpected expenditures and the timing of such expenditures, make it difficult to forecast future operating results.

Medical Equipment - Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $316 for the first three months of fiscal 2026 from $120 for the first three months of fiscal 2025. Costs related to product sales increased from $221 for the three month period ended September 30, 2024 to $324 for the three month period ended September 30, 2025. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi-positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

 Service revenues increased to $2.5 million for the three month period ended September 30, 2025 from $2.2 million for the three month period ended September 30, 2024.

Costs relating to providing service decreased to $1.1 million in the first three months of fiscal 2026 as compared to $1.2 million for the first three months of fiscal 2025. These costs are attributable to spending on our subsidiary dedicated to the maintenance and repair of non-FONAR MRI equipment, and various costs related to the marketing and distribution of SwiftMR™ software. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $212 in foreign revenues for the first three months of fiscal 2026 as compared to $159 for the first three months of fiscal 2025. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

FONAR CORPORATION AND SUBSIDIARIES

Consolidated

For the first three months of fiscal 2026, our consolidated net revenues increased by 4.3% to $26.0 million from $25.0 million for the first three months of fiscal 2025, and total costs and expenses increased by 12.2% to $22.8 million from the first three months of fiscal 2026 as compared to $20.4 million for the first three months of fiscal 2025, respectively. As a result, our operating income decreased to $3.2 million in the first three months of fiscal 2026 as compared to $4.6 million in the first three months of fiscal 2025. An increase in selling, general and other administrative costs and costs related to management and other fees in particular resulted in cost and expenses increase at a much higher percentage as compared to the increase in net revenues.

Selling, general and administrative expenses increased to $6.8 million in the first three months of fiscal 2026 from $5.1 million in the first three months of fiscal 2025. As detailed above, several factors contributed to this increase, including expenses related to the proposed take private transaction, spending associated with information technology and cybersecurity infrastructure improvement, and the fiscal 2025 adjustment of expense accrual.

Research and development expenses increased by 4.3% to $440,000 for the first three months of fiscal 2026 from $307,000 for the first three months of fiscal 2025.

Interest expense (both related and unrelated) in the first three months of fiscal 2026 decreased by 25.0% to $12 from $15 in the first three months of fiscal 2025.

The results of operations for the first three months of fiscal 2026 reflect an increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2025 ($23.5 million for the first three months of fiscal 2026 as compared to $22.8 million for the first three months of fiscal 2025), coupled with an increase in the total cost and expenses ($22.8 million for the first three months of fiscal 2026 as compared to $20.4 million for the first three months of fiscal 2025). Revenues were 9.8% from the MRI equipment segment and 90.2% from HMCA, for the first three months of fiscal 2026, as compared to 8.6% from the MRI equipment segment and 91.4% from HMCA for the first three months of fiscal 2025.

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

Cash and cash equivalents, and short-term investments decreased from $56.3 million at June 30, 2025 to $54.3 million at September 30, 2025.

Cash provided by operating activities for the first three months of fiscal 2026 was $1.7 million. Cash provided by operating activities was attributable principally to net income of $2.7 million, adjusted for depreciation and amortization of $1.2 million, provision for credit losses of $99, increase in accounts payable of $1.2 million and an decrease in prepaid expenses and other current assets of $340, offset primarily by an increase in accounts, management fee receivables and medical receivables of $1.5 million, an decrease of other assets of $378, and a decrease in other current liabilities of $2.1 million.

FONAR CORPORATION AND SUBSIDIARIES

Cash used in investing activities for the first three months of fiscal 2026 was $2.4 million. Cash used in investing activities during the first three months of fiscal 2026 consisted of anon-compete contract of $500, and the purchase of property and equipment of $1.9 million.

Cash used in financing activities for the first three months of fiscal 2026 was $1.4 million. The principal uses of cash in financing activities during the first three months of fiscal 2026 was distributions to non-controlling interests of $1.4 million.

Total liabilities increased by 0.3% to $57.0 million at September 30, 2025 from $56.8 million at June 30, 2025. “Other” current liabilities decreased by 27.1% to $5.1 million at September 30, 2025 from $7.0 million at June 30, 2025. Accounts payable increased by 93.5% to $2.6 million at September 30, 2025 as compared to $1.3 million at June 30, 2025. The long-term portion of operating lease liability increased from $35.1 million at June 30, 2025 to $35.9 million at September 30, 2025.

As of September 30, 2025, the total of $5.1 million in “other” current liabilities included accrued salaries and payroll taxes of $2.1 million, utilities payable of $346, equipment purchases of $551, property taxes of $438 and other general and administrative expenses of $538.

Our working capital decreased to $127.1 million at September 30, 2025 from $127.5 million at June 30, 2025. This resulted from a decrease in current assets ($144.7 million at June 30, 2025 as compared to $143.7 million at September 30, 2025), and a decrease in current liabilities from $17.1 million at June 30, 2025 to $16.7 million at September 30, 2025.

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

Critical to our business plan are the improvement and expansion of the MRI facilities managed or owned by HMCA, and increasing the number of scans preformed at those facilities. In addition, our business plan calls for a continuing commitment to providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

FONAR CORPORATION AND SUBSIDIARIES

We have committed to making material capital expenditures in the 2026 fiscal year. We expect to complete the installation of an additional high field scanner in Lynbrook, New York in the second quarter of fiscal 2026. The capital expenditures for this project will approximate $1.5 million for the purchase of a new scanner. We also intend to open an additional location on Long Island, New York, and we hope to have that center operational before the end of the fiscal year. The expected costs of this project will be approximately $400,000 for the purchase of a new scanner and approximately $500,000 in related buildout costs.

 Management is seeking to promote wider market recognition of FONAR’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, and the high level of competition in the marketplace, the sale of medical equipment has and may continue to suffer.

We are not aware of any other trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash generating capabilities and ability to secure additional financing, if necessary, are sufficient to finance our capital expenditures and other operating activities for at least the next twelve months. The Company also believes that its business plan has been responsible for its profitability in the past ten consecutive fiscal years and first three months of fiscal 2026, and that its capital resources will be adequate to support operations through a year from the date of filing. The future effects on our business of healthcare legislation, the tariffs on sales of foreign made medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these and other causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, we determined that certain material weaknesses in our internal controls over financial reporting existed as of June 30, 2025. Those material weaknesses are described below and are in process of being remediated.

We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Operating Officer, Executive Vice President and acting Principal Financial Officer (“COO”), to allow timely decisions regarding required disclosures.

FONAR CORPORATION AND SUBSIDIARIES

After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our CEO and COO have concluded that these disclosure controls and procedures were not effective as of September 30, 2025.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness was identified as of June 30, 2025 and continues to exist as of September 30, 2025:

•Management did not maintain effective information technology general controls in the areas of logical access management within its systems supporting the Company’s accounting and reporting processes.

This material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures.

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and is implementing steps to remediate the material weaknesses. While the Company has made progress during the first fiscal quarter of 2026, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

•Enhancing risk assessment processes

•Implementing new and more secure user authentication procedures

•Implementing new monitoring controls to enforce appropriate system access.

As we continue to evaluate and improve our internal control over financial reporting and disclosure controls, we may decide to modify the remediation actions described above, or to take additional measures to address control deficiencies. We anticipate that these efforts, when implemented and tested for a sufficient period of time, will remediate the material weakness described above.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and the remediation plan described above, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the first quarter of fiscal year 2026.

FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2025.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

1. Proposed Acquisition of the Company. On July 7, 2025, the Board of Directors received a non-binding proposal from a group led by Timothy Damadian, the Company’s Chief Executive Officer, and Luciano Bonanni, the Company’s Chief Operating Officer, pursuant to which proposal the group would acquire all of the outstanding common stock and other securities of the Company not currently owned by the members of the group. Members of the group have voting control of the Company’s equity securities and the group advised the Company that it was unwilling to support any alternative transaction. The Board of Directors has established a Special Committee of independent and disinterested directors to consider the proposal and negotiate on behalf of the Company and its stockholders. There can be no assurance that any agreement will be executed or that the transaction contemplated in the proposal, or any other transaction, will be approved or consummated. The Special Committee may suspend or terminate its consideration of a possible going private transaction at any time, and the Proposed Acquisition Group may suspend or terminate its exploration of a possible going private transaction at any time. Until the Company enters into or declares that it will not enter into a definitive agreement with the Proposed Acquisition Group, or any alternative transaction, the price of the Company’s common stock may change to reflect market assumptions as to whether or not any transaction is likely to occur. In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposal, and many of these fees and costs are payable by the Company regardless of whether or not any potential transaction is consummated.

2. Impact of Government Shutdown. The Federal Government shut down effective October 1, 2025, after Congress failed to pass funding legislation for 2026. As of the date of this filing, the shutdown has not been resolved and the federal government has temporarily suspended services. The Center for Medicare Services (“CMS”) initially announced that it would pause payments for services rendered after October 1, 2025. CMS subsequently limited that announcement to certain telehealth and other services. However, CMS may change its position in the future if the shutdown continues, and we anticipate slower claims processing time and increased delays in reimbursement while the government remains shutdown. This will negatively impact our financial results in the immediate future. We may also suffer other, indirect adverse effects as a consequence of the shutdown. The impact on health insurance premiums and reimbursement rates as a result of the expiration of Affordable Care Act subsidies that form the basis for the government shutdown may also have a negative impact on our operations.

3. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To the extent possible, we counter these reductions by increasing scanning volume and controlling operating expenses. Inflation in the cost of both materials and labor have limited our ability to control our costs, negatively impacting our ability to maintain profitability in this business segment.

FONAR CORPORATION AND SUBSIDIARIES

4. Inflation. Inflation has drastically increased our costs for both materials and labor. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued cost increases, coupled with reduced reimbursement rates may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

5. Cybersecurity threats. Diagnostic imaging centers have increasingly become a target for threat actors. Our organization relies on information technology systems and computer networks to operate. Our partners, vendors, and business associates are equally reliant on their own computer systems to provide the services that we depend on to perform core functions. Data incidents in the form of breaches, ransomware attacks, denial-of-service attacks, and a variety of other hazards could materially disrupt our operations, or the operations of our partners. The costs to respond to such incidents related to rebuilding internal systems, restoring data, responding to regulatory investigations and/or litigation could be significant. Our cybersecurity liability insurance may be inadequate to cover these losses. Management has identified a material weakness in our internal controls over our information technology systems during the fiscal year ending June 30, 2025. While management has enacted a plan for remediation by improving these internal controls and implementing additional controls, there is no guarantee these remediation efforts will be adequate. Further, there is no guarantee that other, unidentified risks could negatively impact our operations in the future. The cost of maintaining and improving our information technology security to protect ourselves from these threats, and to comply with associated regulatory requirements related to cybersecurity, has increased substantially and will continue to increase in the future. Previous cybersecurity incidents have not materially affected our results of operations or financial condition. However, cybersecurity threats have the potential to significantly impair our operations and the operations of the various third parties upon whom we rely. Risks outside of our control, such as cybersecurity attacks to our partners, vendors and business associates could threaten our ability to operate and reduce operating margins.

6. Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the services we perform. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would reduce our net revenue and operating margins.

7. Current and future changes in Florida Insurance Law. On March 24, 2023, Florida enacted House Bill 837. Dubbed the Tort Reform Act, the bill made sweeping changes to Florida’s negligence laws that negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, higher administrative costs, lower volume, and lower reimbursement rates. Florida legislators continue to propose significant changes to the current structure of Florida’s insurance industry, including an annual proposal to repeal of Florida’s no-fault insurance law and replace it with a fault-based system. This proposal was vetoed by Governor Ron DeSantis after passing both houses in 2021, but similar legislation was proposed in 2022, 2023, and 2025. A similar proposal is expected in the 2026 legislative sessions. A repeal of the no-fault law will result in significant delays in payment for the services we render and will have a negative effect on our operations.

FONAR CORPORATION AND SUBSIDIARIES

8. Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors. The Florida market in particular is experiencing a high level of competition, which, coupled with recent Tort Reform, has created a challenging landscape for the centers we own and manage in that state, and may deter future expansion.

9. Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations in New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

10. Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will continue to increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

11. Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, or protect our proprietary rights to our systems, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

12. Demand for MRI Scanners. The reduced reimbursement rates have a negative effect on our sales of MRI scanners. With lower revenue projections, prospective customers would demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

FONAR CORPORATION AND SUBSIDIARIES

13. Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although FONAR is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a FONAR scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

14. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including tariffs, recessions or economic slowdowns, disruptions of credit markets and military conflicts. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

In September 2022, our Board of Directors authorized a program to repurchase up to $9 million of our common stock. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, and other market conditions. The share repurchase program was suspended following receipt of a take private proposal from the Proposed Acquisition Group led by the Company’s CEO.

The following table summarizes the number of shares repurchased during the three months ended September 30, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
July 1, 2025 – July 31, 2025	—	—	—	$2,928
August 1, 2025 – August 31, 2025	—	—	—	$2,928
Sept. 1, 2025 – Sept. 30, 2025	—	—	—	$2,928
Total	—	—	—

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosures: Not Applicable

FONAR CORPORATION AND SUBSIDIARIES

Item 5 - Other Information:

Rule 10b5-1 Trading Plan

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on September 22, 2025, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2025.

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

Dated: November 10, 2025