Form 10-Q
period 2025-12-31
FONAR CORP
filed 2026-02-13
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at February 5, 2026
Common Stock, par value $.0001	6,173,008
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

EXPLANATORY NOTE

The number of outstanding shares of Common Stock, 6,173,008, as indicated on the cover page of this Form 10-Q, is net of 30,457 treasury shares deducted from the previously reported 6,203,465 outstanding shares of Common Stock. Such 30,457 shares represent treasury shares that were repurchased pursuant to the Company’s 2022 stock repurchase program in the quarter ended March 31, 2025.

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

ASSETS

	December 31, 2025 (Unaudited)	June 30, 2025 (Note 1)
Current Assets:
Cash and cash equivalents	$52,977	$56,334
Short-term investments	121	120
Accounts receivable – net of allowances for credit losses of $260 and $264 at December 31, 2025 and June 30, 2025, respectively	4,755	5,305
Accounts receivable – related party	60	—
Medical receivable	24,470	24,490
Management and other fees receivable – net of allowances for credit losses of $12,448 and $14,296 at December 31, 2025 and June 30, 2025, respectively	46,482	43,401
Management and other fees receivable – related medical practices – net of allowances for credit losses of $8,648 and $7,137 at December 31, 2025 and June 30, 2025, respectively	9,951	9,748
Inventories – net	2,754	2,813
Prepaid expenses and other current assets – related party	321	411
Prepaid expenses and other current assets	1,821	2,050
Total Current Assets	143,712	144,672

Accounts receivable – long-term	3,428	3,550
Deferred income tax asset	6,153	6,349
Property and equipment – net	18,915	18,532
Note receivable – related party	580	555
Right-of-use asset – operating leases	35,980	35,136
Right-of-use asset – finance lease	264	377
Goodwill	4,269	4,269
Other intangible assets – net	3,032	2,992
Other assets	891	476
Total Assets	$217,224	$216,908

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY

	December 31, 2025 (Unaudited)	June 30, 2025 (Note 1)
Current Liabilities:
Accounts payable	$1,912	$1,302
Other current liabilities	3,336	6,975
Unearned revenue on service contracts	4,473	4,866
Unearned revenue on service contracts – related party	55	—
Operating lease liabilities – current portion	3,750	3,383
Finance lease liability – current portion	244	244
Customer deposits	601	354
Total Current Liabilities	14,371	17,124

Long-Term Liabilities:
Unearned revenue on service contracts	3,594	3,801
Deferred income tax liability	321	321
Due to related party medical practices	93	93
Operating lease liabilities – net of current portion	35,765	35,149
Finance lease liability – net of current portion	41	142
Other liabilities	177	173

Total Long-Term Liabilities	39,991	39,679
Total Liabilities	54,362	56,803

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY (Continued)

EQUITY:	December 31, 2025 (Unaudited)	June 30, 2025 (Note 1)
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2025 and June 30, 2025, 313 issued and outstanding at December 31, 2025 and June 30, 2025	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2025 and June 30, 2024, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2025 and June 30, 2025, 6,203 issued at December 31, 2025 and June 30, 2025, 6,168 outstanding at December 31, 2025 and June 30, 2025, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at December 31, 2025 and June 30, 2025, 0.146 issued and outstanding at December 31, 2025 and June 30, 2025	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2025 and June 30, 2025, 383 issued and outstanding at December 31, 2025 and June 30, 2025	—	—
Paid-in capital in excess of par value	178,757	178,757
Accumulated deficit	(969)	(5,289)
Treasury stock, at cost – 35 shares of common stock at December 31, 2025 and at June 30, 2025	(860)	(860)
Total FONAR Corporation’s Stockholders’ Equity	176,929	172,609
Noncontrolling interests	(14,067)	(12,504)
Total Equity	162,862	160,105
Total Liabilities and Equity	$217,224	$216,908

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	For the Three Months Ended December 31, (Unaudited)
Revenues	2025	2024
Patient fee revenue – net of contractual allowances and discounts	$7,296	$7,944
Product sales	126	25
Service and repair fees	2,195	1,759
Service and repair fees – related parties	45	45
Management and other fees	12,897	12,189
Management and other fees – related medical practices	2,988	2,988
Total Revenues – Net	25,547	24,950
Cost and Expenses
Costs related to patient fee revenue	5,014	4,623
Costs related to product sales	215	221
Costs related to service and repair fees	1,212	938
Costs related to service and repair fees – related parties	11	28
Costs related to management and other fees	7,858	7,801
Costs related to management and other fees – related medical practices	1,543	1,601
Research and development	455	376
Selling, general and administrative expenses	6,239	6,927
Total Costs and Expenses	22,547	22,515
Income from Operations	3,000	2,435
Other income and (expenses):
Interest expense	(4)	(6)
Interest income – related party	12	13
Investment income	431	524
Other income (expense)	3	1
Income Before Provision for Income Taxes and Noncontrolling Interests	3,442	2,967
Provision for income taxes	(903)	(762)
Consolidated Net Income	2,539	2,205
Net Income – Noncontrolling Interests	(483)	(241)
Net Income – Attributable to FONAR	$2,056	$1,964
Net Income Available to Common Stockholders	$1,924	$1,840
Net Income Available to Class A Non–Voting Preferred Stockholders	$98	$93
Net Income Available to Class C Common Stockholders	$34	$31
Basic Net Income Per Common Share Available to Common Stockholders	$0.31	$0.29
Diluted Net Income Per Common Share Available to Common Stockholders	$0.31	$0.29
Basic and Diluted Income Per Share – Class C Common	$0.09	$0.08
Weighted Average Basic Shares Outstanding – Common Stockholders	6,169	6,303
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,296	6,431
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	For the Six Months Ended December 31, (Unaudited)
Revenues	2025	2024
Patient fee revenue – net of contractual allowances and discounts	$14,868	$15,431
Product sales	442	145
Service and repair fees	4,377	3,751
Service and repair fees – related parties	90	90
Management and other fees	25,838	24,518
Management and other fees – related medical practices	5,975	5,975
Total Revenues – Net	51,590	49,910
Cost and Expenses
Costs related to patient fee revenue	9,943	9,269
Costs related to product sales	539	442
Costs related to service and repair fees	2,271	2,029
Costs related to service and repair fees – related parties	19	96
Costs related to management and other fees	15,670	15,111
Costs related to management and other fees – related medical practices	3,007	3,174
Research and development	895	683
Selling, general and administrative expenses	13,052	12,065
Total Costs and Expenses	45,396	42,869
Income from Operations	6,194	7,041
Other income and (expenses):
Interest expense	(5)	(14)
Interest income – related party	24	26
Investment income	905	1,163
Other income (expense)	6	—
Income Before Provision for Income Taxes and Noncontrolling Interests	7,124	8,216
Provision for income taxes	(1,915)	(2,011)
Consolidated Net Income	5,209	6,205
Net Income – Noncontrolling Interests	(889)	(1,106)
Net Income – Attributable to FONAR	$4,320	$5,099
Net Income Available to Common Stockholders	$4,044	$4,775
Net Income Available to Class A Non–Voting Preferred Stockholders	$206	$241
Net Income Available to Class C Common Stockholders	$70	$83
Basic Net Income Per Common Share Available to Common Stockholders	$0.66	$0.76
Diluted Net Income Per Common Share Available to Common Stockholders	$0.66	$0.74
Basic and Diluted Income Per Share – Class C Common	$0.18	$0.22
Weighted Average Basic Shares Outstanding – Common Stockholders	6,169	6,313
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,296	6,441
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Three Months Ended December 31, 2025

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – September 30, 2025	$1	6,203	313	383	$178,757
Net Income	—	—	—	—	—
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – December 31, 2025	$1	6,203	313	383	$178,757

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – September 30, 2025	$(3,025)	$(860)	$35	$(13,478)	$161,395
Net Income	2,056	—	—	—	2,056
Distributions – Non controlling interest	—	—	—	(1,072)	(1,072)
Income – Non controlling interests	—	—	—	483	483
Balance – December 31, 2025	$(969)	$(860)	$35	$(14,067)	$162,862

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Three Months Ended December 31, 2024

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance September 30, 2024	$1	6,328	313	383	$180,608
Net Income	—	—	—	—	—
Purchase of Treasury stock	—	—	—	—	—
Cancellation of Treasury stock	—	(125)	—	—	(1,963)
Sale Non controlling interests	—	—	—	—	113
Distributions Non controlling interest	—	—	—	—	—
Income Non controlling interests	—	—	—	—	—
Balance December 31, 2024	$1	6,203	313	383	$178,758

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance September 30, 2024	$(10,489)	$(1,432)	69	$(9,861)	$158,827
Net Income	1,964	—	—	—	1,964
Purchase of Treasury stock	—	(926)	60	—	(926)
Cancellation of Treasury stock	—	1,963	(125)	—	—
Sale Non controlling interests	—	—	—	19	132
Distributions Non controlling interest	—	—	—	(1,287)	(1,287)
Income Non controlling interests	—	—	—	241	241
Balance December 31, 2024	$(8,525)	$(395)	4	$(10,888)	$158,951

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Six Months Ended December 31, 2025

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – June 30, 2025	$1	6,203	313	383	$178,757
Net Income	—	—	—	—	—
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – December 31, 2025	$1	6,203	313	383	$178,757

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2025	$(5,289)	$(860)	$35	$(12,504)	$160,105
Net Income	4,320	—	—	—	4,320
Distributions – Non controlling interest	—	—	—	(2,452)	(2,452)
Income – Non controlling interests	—	—	—	889	889
Balance – December 31, 2025	$(969)	$(860)	$35	$(14,067)	$162,862

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Six Months Ended December 31, 2024

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – June 30, 2024	$1	6,328	313	383	$180,608
Net Income	—	—	—	—	—
Purchase of Treasury stock	—	—	—	—	—
Cancellation of Treasury stock	—	(125)	—	—	(1,963)
Sale – Non controlling interests	—	—	—	—	113
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – December 31, 2024	$1	6,203	313	383	$178,758

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – June 30, 2024	$(13,624)	$(1,017)	45	$(9,180)	$156,788
Net Income	5,099	—	—	—	5,099
Purchase of Treasury stock	—	(1,341)	84	—	(1,341)
Cancellation of Treasury stock	—	1,963	(125)	—	—
Sale – Non controlling interests	—	—	—	19	132
Distributions – Non controlling interest	—	—	—	(2,833)	(2,833)
Income – Non controlling interests	—	—	—	1,106	1,106
Balance – December 31, 2024	$(8,525)	$(395)	4	$(10,888)	$158,951

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands)

(UNAUDITED)

	For the Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Consolidated net income	$5,209	$6,205
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,341	2,298
Net change in operating right-of-use assets and lease liabilities	253	(63)
(Recovery) provision for credit losses	(337)	1,279
Deferred tax expense	196	1,111
Changes in operating assets and liabilities, net:
Accounts, medical and management fee receivable(s)	(2,315)	(435)
Notes receivable – related party	(25)	(26)
Inventories	59	(143)
Prepaid expenses and other current assets	318	(677)
Other assets	(415)	(11)
Accounts payable	609	(903)
Other current liabilities	(4,184)	(4,556)
Finance lease liabilities	(102)	(86)
Customer deposits	247	(87)
Other liabilities	6	(7)
Net cash provided by operating activities	1,860	3,899
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,264)	(2,552)
Cost of non-compete contract	(500)	—
Proceeds from short-term investments	—	15
Cost of patents	(1)	(20)
Net cash used in investing activities	(2,765)	(2,557)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	—	(58)
Sale of noncontrolling interest	—	132
Purchase of treasury stock	—	(1,341)
Distributions to noncontrolling interests	(2,452)	(2,833)
Net cash used in financing activities	(2,452)	(4,100)
Net (Decrease) in Cash and Cash Equivalents	(3,357)	(2,758)
Cash and Cash Equivalents - Beginning of Period	56,334	56,341
Cash and Cash Equivalents - End of Period	$52,977	$53,583

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

Proposed Going-Private Transaction

On December 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FONAR, LLC, a Delaware limited liability company (“Parent”), and FONAR Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a subsidiary of Parent following the Merger. Parent and Merger Sub are each affiliated with and owned and controlled, by Timothy Damadian, the Company’s Chief Executive Officer and Chairman of our Board of Directors. Timothy Damadian and other members of a group of 57 total (including Parent and Merger Sub) individuals, trusts, corporations and limited liability companies (we refer to this group, collectively, as the “Acquisition Group”) have proposed to acquire the Company pursuant to and on the terms and conditions set forth in the Merger Agreement. Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our capital stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, defined below) will be converted into the right to receive cash, without interest and subject to deduction for any required withholding tax, in an amount per share (the “Per

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Proposed Going-Private Transaction (Continued)

Share Price”) equal to: (i) $19.00 per share of Common Stock, (ii) $19.00 per share of Class B Common Stock, (iii) $6.34 per share of Class C Common Stock, and (iv) $10.50 per share of Class A Non-voting Preferred Stock. Shares held by Parent, by the Company or by any of their respective subsidiaries ( including as treasury shares) will not receive any Merger consideration (the “Excluded Shares”). Pursuant to the terms of the Class B Membership Units Subscription Agreements, dated December 23, 2025, between Parent and each of its equity financing sources (the “Equity Commitment Agreements”), the members of the Acquisition Group who are FONAR stockholders will, immediately prior to the Merger, cause all of their shares of Company Capital Stock and Class A Non-voting Preferred Stock to be contributed (or, alternatively, may elect to contribute an amount of cash equal to the aggregate Per Share Price for all of their FONAR shares) to Parent in exchange for membership units of Parent. All of such shares contributed to Parent are Excluded Shares that at the Effective Time will not receive any Merger consideration.

Consummation of the Merger is subject to the satisfaction or waiver (to the extent permitted by applicable law) of the conditions set forth in the Merger Agreement, including: (1) the approval by the Company’s stockholders in favor of the adoption of the Merger Agreement providing for the Merger by (a) the affirmative vote of shares representing a majority of the Company Capital Stock outstanding and entitled to vote, voting together as a single class, after giving effect to the respective voting powers of each class of Company Capital Stock (the “Company Stockholder Approval”), and (b) the affirmative vote of a majority of the votes cast at the Special Meeting (the “Special Meeting”) by disinterested stockholders of their shares of Company Capital Stock, voting together as a single class, after giving effect to the respective voting powers of each class of Company Capital Stock (the “Disinterested Stockholder Approval” and together with the Company Stockholder Approval, the “Requisite Company Vote”); (2) the expiration or termination of any applicable waiting periods; (3) the consummation of the Merger not being restrained, enjoined, rendered illegal or otherwise prohibited by any law or order of any governmental authority of competent jurisdiction; (4) the receipt of all consents, approvals and other authorizations of any governmental entity required to consummate the Merger and the other transactions contemplated by the Merger Agreement, free of any condition that would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement) or a material adverse effect on Parent’s and Merger Sub’s ability to consummate the transactions contemplated by the Merger Agreement; (5) the accuracy of the parties’ representations and warranties, subject to certain qualifiers; and (6) the parties’ compliance in all material respects with their respective pre-closing covenants, subject to the terms of the Merger Agreement.

The Merger Agreement contains customary restrictions on the Company’s ability to solicit alternative acquisition proposals from third parties, subject to a customary “fiduciary out” that permits engagement with a third party in certain circumstances involving a bona fide written Superior Proposal and compliance with specified procedures. FONAR or Parent may terminate the Merger Agreement if the Merger has not been consummated by the “End Date” of March 12, 2026, subject to an automatic extension to the later of 90 days following (a) the date the Company’s definitive proxy statement in connection with the Special Meeting is filed and (b) the date, if applicable, upon which any SEC or other governmental review or investigation is completed. FONAR or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if any governmental entity of competent jurisdiction shall have enacted any law or order making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement, and such law or order shall have become final and nonappealable (provided, however, that such right to terminate the Merger Agreement shall not be available to any party whose breach of any representation, warranty, covenant, or agreement set forth in the Merger Agreement has been the principal cause of the issuance, promulgation, enforcement, or entry of any such law or order); or (iii) if the Requisite Company Vote is not obtained at the Special Meeting. In addition, Parent may terminate the Merger Agreement if a Company Adverse Recommendation Change (as defined in the Merger Agreement) occurs, if certain non-solicitation or stockholder meeting covenants are breached, or if other specified Company breaches occur that are not cured, and FONAR may terminate the Merger Agreement to enter into a Company Acquisition Agreement (as defined in the Merger Agreement) with respect to a Superior Proposal (as defined in the Merger Agreement) or for

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Proposed Going-Private Transaction (Continued)

specified Parent breaches that are not cured, in each case subject to the conditions and procedures in the Merger Agreement. Upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay Parent a termination fee equal to $450,000, as described in the previously filed Form 8-K with the SEC on December 30, 2025.

A special committee of the Board of Directors (the “Special Committee”), consisting of disinterested and independent directors, approved the Merger and unanimously recommended that the Board of Directors adopt and approve the Merger Agreement. Members of the Acquisition Group that are FONAR stockholders have entered into voting agreements to vote their shares in favor of the Merger Proposal. Subject to the satisfaction or waiver of the conditions to, the Closing is expected to occur in no event later than the End Date of March 12, 2026, as may be extended in accordance with the terms of the Merger Agreement.

Basis of Presentation

These unaudited condensed consolidated financial statements for the six months ended December 31, 2025 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, from which the accompanying condensed consolidated balance sheet at June 30, 2025 was derived. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and six months ended December 31, 2025 and 2024 are summarized in the following table:

	For the Three Months Ended December 31,
	2025	2024
Commercial Insurance/Managed Care	$1,212	$1,174
Medicare/Medicaid	285	301
Workers’ Compensation/Personal Injury	4,580	4,683
Other	1,219	1,786
Net Patient Fee Revenue	$7,296	$7,944

	For the Six Months Ended December 31,
	2025	2024
Commercial Insurance/Managed Care	$2,492	$2,378
Medicare/Medicaid	570	562
Workers’ Compensation/Personal Injury	9,406	9,382
Other	2,400	3,109
Net Patient Fee Revenue	$14,868	$15,431

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

DECEMBER 31, 2025 and 2024

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC Topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the converted method in calculating diluted income per share for the three and six months ended December 31, 2025 and 2024.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2025 and 2024, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share (Continued)

	Three months ended December 31, 2025				Three months ended December 31, 2024
	Total	Common Stock	Class C Common Stock	Class A Preferred Stock	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Basic
Numerator:
Net income available to common stockholders	$2,056	$1,924	$34	$98	$1,964	$1,840	$31	$93
Denominator:
Weighted average shares outstanding	6,865	6,169	383	313	6,999	6,303	383	313
Basic income per common share	$0.30	$0.31	$0.09	$0.31	$0.28	$0.29	$0.08	$0.30

Diluted
Denominator:
Weighted average shares outstanding		6,168	383			6,303	383
Convertible Class C Stock		128	—			128	—
Total Denominator for diluted earnings per share		6,296	383			6,431	383
Diluted income per common share		$0.31	$0.09			$0.29	$0.08

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share (Continued)

	Six months ended December 31, 2025				Six months ended December 31, 2024
	Total	Common Stock	Class C Common Stock	Class A Preferred Stock	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Basic
Numerator:
Net income available to common stockholders	$4,320	$4,044	$70	$206	$5,099	$4,775	$83	$241
Denominator:
Weighted average shares outstanding	6,865	6,169	383	313	7,009	6,313	383	313
Basic income per common share	$0.63	$0.66	$0.18	$0.66	$0.73	$0.76	$0.22	$0.77

Diluted
Denominator:
Weighted average shares outstanding		6,168	383			6,313	383
Convertible Class C Stock		128	—			128	—
Total Denominator for diluted earnings per share		6,296	383			6,441	383
Diluted income per common share		$0.64	$0.18			$0.74	$0.22

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

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards or Updates Not Yet Adopted

On June 30, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The disclosures required by ASU 2023-07 can be found in Note 9 – Segment Information of these consolidated financial statements.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2025 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2025 or 2024, and it does not believe that any of those standards will have a significant impact on our unaudited consolidated condensed financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net are comprised of the following at December 31, 2025 and June 30, 2025:

	December 31, 2025
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$5,015	$260	$4,755
Accounts receivable - related party	$60	$—	$60
Medical receivable	$24,470	$—	$24,470
Management and other fees receivable	$58,930	$12,448	$46,482
Management and other fees receivable from related medical practices (“PC’s”)	$18,599	$8,648	$9,951

	June 30, 2025
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$5,569	$264	$5,305
Medical receivable	$24,490	$—	$24,490
Management and other fees receivable	$57,697	$14,296	$43,401
Management and other fees receivable from related medical practices (“PC’s”)	$16,885	$7,137	$9,748

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

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

The following tables presents information related to the allowance for credit losses that relate to accounts and management and other fees receivable:

Summary of Allowance For Credit Losses
Description	Balance June 30, 2025	Additions (Recovery)	Deductions	Balance Dec. 31, 2025
Accounts receivable	$264	$—	$(4)	$260
Management and other fees receivable	14,296	(1,848)	—	12,448
Management and other fees receivable - related medical practices	7,137	1,511	—	8,648

	Balance			Balance
Description	June 30, 2024	Additions (Recovery)	Deductions	June 30, 2025
Accounts receivable	$166	$107	$(9)	$264
Management and other fees receivable	12,370	2,052	(126)	14,296
Management and other fees receivable - related medical practices	6,110	1,027	—	7,137

Long Term-Accounts Receivable

Long term-accounts receivable balances at December 31, 2025 and June 30, 2025 amounted to $3,428 and $3,550, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of December 31, 2025 is as follows:

2026	$1,594
2027	1,108
2028	795
2029	97
Total	$3,594

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

For LLCs owned by the Company, approximately 62.8% and 68.2% of net revenues were derived from no-fault and personal injury protection for the three months ended December 31, 2025 and 2024, respectively.

For LLCs owned by the Company, approximately 63.3% and 68.3% of net revenues were derived from no-fault and personal injury protection for the six months ended December 31, 2025 and 2024, respectively.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.7% and 12.0% of the consolidated net revenues for the three months ended December 31, 2025 and 2024, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.6% and 12.0% of the consolidated net revenues for the six months ended December 31, 2025 and December 31, 2024.

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

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of December 31, 2025 is as follows:

12 Months Ending December 31,	Operating Lease Payments	Financing Lease Payments
2026	$6,205	$244
2027	6,101	41
2028	5,865	—
2029	5,718	—
2030	5,407	—
Thereafter	24,350	—
Present value discount	(14,131)	—
Total lease liability	$39,515	$285

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING AND FINANCING LEASES (CONTINUED)

Weighted Average Remaining Lease Term

	For the six months ended Dec. 31,
	2025	2024
Operating leases - years	9.7	10.6
Finance lease - years	1.1	2.1
Weighted Average Discount Rate
Operating leases	6.6%	6.5%
Finance lease	3.6%	3.6%

The components of lease expense were as follows:

Components of lease expense
	For the six months ended Dec. 31,
	2025	2024
Operating lease cost	$3,206	$3,190
Finance lease cost:
Depreciation of leased equipment	$113	$100
Interest on lease liabilities	—	5
Total finance lease cost	$113	$105

Supplemental cash flow information related to leases was as follows:

Supplemental cash flow information related to leases
	For the six months ended Dec. 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$3,031	$2,541
Financing cash flows from financing leases	$122	$122
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$2,711	$359

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization included in the accompanying condensed consolidated balance sheets is comprised of:

	December 31, 2025	June 30, 2025
Diagnostic equipment	$37,215	$35,277
Research, development and demonstration equipment	6,499	6,491
Machinery and equipment	2,227	2,128
Furniture and fixtures	3,759	3,756
Leasehold improvements	17,922	17,707
Building	940	940
	68,562	66,299
Less: Accumulated depreciation and amortization	49,647	47,767
	$18,915	$18,532

Depreciation of property and equipment for the three months ended December 31, 2025 and 2024 was $931 and $928, respectively. Depreciation of property and equipment for the six months ended December 31, 2025 and 2024 was $1,880 and $ 1,991, respectively.

NOTE 6 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2025	June 30, 2025
Purchased parts, components and supplies	$2,584	$2,631
Work-in-process	170	182
Total inventories	$2,754	$2,813

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	Weighted average useful lives	Gross carrying amount – December 31, 2025	Accumulated amortization – December 31, 2025	Net carrying amount – December 31, 2025
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software License	3 years	1,260	(945)	315
Patents and copy rights	15 years	5,230	(4,325)	905
Non-compete	2-7 years	4,650	(4,252)	398
Customer relationships	20 years	3,900	(2,486)	1,414
Total		$22,045	$(19,013)	$3,032

	Weighted average useful lives	Gross carrying amount – June 30, 2025	Accumulated amortization – June 30, 2025	Net carrying amount – June 30, 2025
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software License	3 years	1,260	(756)	504
Patents and copy rights	15 years	5,229	(4,255)	974
Non-compete	7 years	4,150	(4,150)	—
Customer relationships	20 years	3,900	(2,386)	1,514
Total		$21,544	$(18,552)	$2,992

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended December 31, 2025 and 2024 amounted to $34 and $37, respectively. Amortization of patents and copyrights for the six months ended December 31, 2025 and 2024 amounted to $69 and $76, respectively.

Amortization of customer relationships for the three months ended December 31, 2025 and 2024 amounted to $50 and $50, respectively. Amortization of customer relationships for the six months ended December 31, 2025 and 2024 amounted to $100 and $100, respectively.

Amortization of software license for the three months ended December 31, 2025 and 2024 amounted to $94 and $0, respectively. Amortization of software license for the six months ended December 31, 2025 and 2024 amounted to $189 and $122, respectively.

Amortization of employment contract for the three months ended December 31, 2025 and 2024 amounted to $62 and $0, respectively. Amortization of employment contract for the six months ended December 31, 2025 and 2024 amounted to $102 and $0, respectively.

The estimated amortization of other intangible assets for the five years ending December 31, 2030 and thereafter is as follows:

Schedule Of Other Intangible Assets For the Years Ending December 31,	Total	Software License	Non- Compete	Patents and Copyrights	Customer Relationships
2026	$895	$315	$250	$130	$200
2027	458	—	148	110	200
2028	300	—	—	100	200
2029	294	—	—	94	200
2030	289	—	—	89	200
Thereafter	796	—	—	382	414
Other intangible assets - net	$3,032	$315	$398	$905	$1,414

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	December 31, 2025	June 30, 2025
Accrued salaries, commissions and payroll taxes	$1,241	$3,994
Sales tax payable	271	249
Self-funded health insurance reserve	178	260
Property taxes	482	392
Utilities	127	449
Legal and other professional fees	99	93
Accounting fees	122	38
Software Licenses	219	442
Recruiting fees	—	136
Medical supplies	18	—
Other general and administrative expenses	579	922
Other current liabilities	$3,336	$6,975

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

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Three months ended December 31, 2025	Equipment	Centers	Totals
Net revenues from external customers	$2,366	$23,181	$25,547
Cost of Sales
Salaries and wages	949	5,128	6,077
Rent expense	—	1,291	1,291
Other Cost of sales expenses**	489	7,996	8,485
Total Cost of sales	$1,438	$14,415	$15,853
Research and development
Salaries and wages	197	—	197
Other research and development costs**	258	—	258
Total Research and development costs	$455	$—	$455
Selling, general and administrative expenses
Salaries and wages	573	2,710	3,283
Rent expense	313	18	331
Other selling, general and administrative expenses**	1,058	1,567	2,625
Total Selling, general and administrative expenses	$1,944	$4,295	$6,239
Total costs and expenses	$3,837	$18,710	$22,547
(Loss) Income from operations	$(1,471)	$4,471	$3,000
Investment income	21	410	431
Other income	15	(4)	11
(Loss) Income before provision for income taxes	$(1,435)	$4,877	$3,442
Provision for income taxes	(852)	(51)	(903)
Net (Loss) income	$(2,287)	$4,826	$2,539
Intersegment net revenues *	307	—	307
Depreciation and amortization	51	1,110	1,161

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Three months ended December 31, 2024	Equipment	Centers	Totals
Net revenues from external customers	$1,829	$23,121	$24,950
Cost of Sales
Salaries and wages	912	4,892	5,804
Rent expense	—	1,211	1,211
Other Cost of sales expenses**	275	7,922	8,197
Total Cost of sales	$1,187	$14,025	$15,212
Research and development
Salaries and wages	184	—	184
Other research and development costs**	192	—	192
Total Research and development costs	$376	$—	$376
Selling, general and administrative expenses
Salaries and wages	532	2,643	3,175
Rent expense	313	23	336
Other selling, general and administrative expenses**	713	2,703	3,416
Total Selling, general and administrative expenses	$1,558	$5,369	$6,927
Total costs and expenses	$3,121	$19,394	$22,515
(Loss) Income from operations	$(1,292)	$3,727	$2,435
Investment income	27	497	524
Other income (expense)	14	(6)	8
(Loss) Income before provision for income taxes	$(1,251)	$4,216	$2,967
Provision for income taxes	(762)	—	(762)
Net (Loss) income	$(2,013)	$4,216	$2,205
Intersegment net revenues *	294	—	294
Depreciation and amortization	54	1,181	1,235

*Amounts eliminated in consolidation

** Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Six months ended December 31, 2025	Equipment	Centers	Totals
Net revenues from external customers	$4,909	$46,681	$51,590
Cost of Sales
Salaries and wages	1,898	9,996	11,894
Rent expense	—	2,544	2,544
Other Cost of sales expenses**	931	16,080	17,011
Total Cost of sales	$2,829	$28,620	$31,449
Research and development
Salaries and wages	416	—	416
Other research and development costs**	479	—	479
Total Research and development costs	$895	$—	$895
Selling, general and administrative expenses
Salaries and wages	1,049	5,395	6,444
Rent expense	626	35	661
Other selling, general and administrative expenses**	2,185	3,762	5,947
Total Selling, general and administrative expenses	$3,860	$9,192	$13,052
Total costs and expenses	$7,584	$37,812	$45,396
(Loss) Income from operations	$(2,675)	$8,869	$6,194
Investment income	42	863	905
Other income (expense)	31	(6)	25
(Loss) Income before provision for income taxes	$(2,602)	$9,726	$7,124
Provision for income taxes	(1,783)	(132)	(1,915)
Net (Loss) income	$(4,385)	$9,594	$5,209
Intersegment net revenues *	613	—	613
Depreciation and amortization	95	2,246	2,341
Total identifiable assets	$32,881	$184,590	$217,471

* Amounts eliminated in consolidation

** Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

      FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Six months ended December 31, 2024	Equipment	Centers	Totals
Net revenues from external customers	$3,986	$45,924	$49,910
Cost of Sales
Salaries and wages	1,812	9,571	11,383
Rent expense	—	2,377	2,377
Other Cost of sales expenses**	755	15,606	16,361
Total Cost of sales	$2,567	$27,554	$30,121
Research and development
Salaries and wages	370	—	370
Other research and development costs**	313	—	313
Total Research and development costs	$683	$—	$683
Selling, general and administrative expenses
Salaries and wages	1,033	5,311	6,344
Rent expense	626	46	672
Other selling, general and administrative expenses**	1,413	3,636	5,049
Total Selling, general and administrative expenses	$3,072	$8,993	$12,065
Total costs and expenses	$6,322	$36,547	$42,869
(Loss) Income from operations	$(2,336)	$9,377	$7,041
Investment income	57	1,106	1,163
Other income (expense)	26	(14)	12
(Loss) Income before provision for income taxes	$(2,253)	$10,469	$8,216
Provision for income taxes	(1,894)	(117)	(2,011)
Net (Loss) income	$(4,147)	$10,352	$6,205
Intersegment net revenues *	583	—	583
Depreciation and amortization	103	2,195	2,298
Total identifiable assets	$29,361	$178,596	$207,957

* Amounts eliminated in consolidation

** Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2025 and 2024, the Company paid $5 and $14 for interest, respectively.

During the six months ended December 31, 2025 and 2024, the Company paid $864 and $2,473 for income taxes, respectively.

During the six months ended December 31, 2024, the Company sold a 0.197% interest in HDM to an employee. The interest was sold for $132 in a noncash transaction.

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

Other than as described under Note 14, there were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2025.

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors approved up to $9,000 to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. The stock repurchase plan was suspended in the fourth quarter of fiscal 2025 due to the pending take private offer. During the six months ended December 31, 2025 and 2024, the Company repurchased 0 and 84 shares at a cost of $0 and $1,342, respectively. The Company cancelled 0 shares and 125 shares at a cost of $0 and $1,963 for the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining balance under the repurchase plan was $2,928.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (continued)

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2025 and June 30, 2025, the Company had approximately $178 and $260, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended December 31, 2025 and 2024, the Company recorded income tax expense of $1,784 and $2,011, respectively. For the six months of fiscal 2026 and fiscal 2025 the income tax provision is comprised of a current income tax component of $1,720 and a deferred income tax component of $196 and a current income tax component of $900 and a deferred income tax component of $1,111, respectively. For the three months ended December 31, 2025 and 2024, the Company recorded income tax expense of $903 and $762, respectively. Obligations for any liability associated with the current income tax provision has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)

The Company recorded a deferred tax asset of $6,153 and a deferred tax liability of $371 as of December 31, 2025, primarily relating to allowance for credit losses and tax credits.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2021.

Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. As of December 31, 2025, no such changes in ownership have occurred.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Tallahassee Magnetic Resonance Imaging, Inc., Stand Up MRI of Boca Raton, Inc., and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. As of December 31, 2025 and June 30, 2025, the net revenues owed to the Company was $9,951 and $9,748, respectively.

Bensonhurst MRI Limited Partnership (“Bensonhurst”), in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110 per annum. On February 1, 2024, Bensonhurst entered into a second contract with the Company for the service and maintenance of a High-Field MRI Scanner for a price of $70 per annum. For the six months ended December 31, 2025 and 2024, the Company recorded service and repair fees of $90 and $90, respectively, from Bensonhurst. Also during the six months ended December 31, 2025 and 2024, the Company charged Bensonhurst $301 and $180, respectively, for reimbursable salaries and marketing expenses.

Integrity Healthcare Management, LLC, which is owned by the CEO and President of the Company owns a 7.1% interest in HMCA’s Class A membership and receives distributions from the Company.

Radian Healthcare Management, LLC (“Radian”), which is owned by the son-in-law of the CEO and President of the Company provided the Company with personnel recruitment of new employees at a fee of approximately $99 and $68 for the six months ended December 31, 2025 and 2024, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $577 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. During the six months ended December 31, 2025 and 2024, the Company recorded $25 and $26 in investment income, respectively, on this promissory note. Also during the three months ending December 31, 2025 and 2024, the Company recorded $12 and $13 in investment income, respectively. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

There was a special one-time cash fees paid to the Company’s disinterested directors for their service on the Special Committee, which were paid in six equal monthly installments beginning in July 2025 and ending in December 2025 and were not contingent on consummation of the Merger or upon any other factor. Rick Turk received $200 as Chair of the committee and Robert Carrino received $175.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2025 and through the date the condensed consolidated financial statements were issued.

On February 2, 2026, a Verified Stockholder Class Action Complaint entitled Bruce Taylor v. Fonar Corporation et al., C.A. No. 2026-0142-JTL (Del. Ch.) (the “Complaint”), was filed in the Delaware Court of Chancery by a putative FONAR stockholder (the “Delaware Plaintiff”), on behalf of himself and all other similarly situated stockholders, against FONAR, the Parent Entities and members of the FONAR Board. The Complaint alleges that the Parent Entities reached an “agreement, arrangement or understanding,” as those terms are defined in Section 203 of the Delaware General Corporation Law (“DGCL”) (“Section 203”), among certain FONAR stockholders prior to the FONAR Board’s approval of the Merger, thereby triggering Section 203’s requirement that at least 66 2/3% of the outstanding Company Capital Stock unaffiliated with the Parent Entities vote in favor of the Merger (after giving effect to the respective voting powers of each class of Company Capital Stock under FONAR’s existing amended and restated certificate of incorporation). The Complaint seeks, among other things, (1) an order declaring that the Merger is subject to Section 203’s supermajority voting requirement, (2) an order enjoining the vote on the Merger unless and until stockholders are informed that the Merger can close only if it is subject to Section 203’s supermajority voting requirement, and (3) a finding that the members of the Board of Directors breached their fiduciary duties by entering into the Merger Agreement without providing for a supermajority stockholder vote contemplated by Section 203. FONAR disputes the Complaint’s allegations, including the allegation that Section 203’s supermajority voting requirement applies to the Merger.

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

Forward Looking Statements

We make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be accurate. Factors that may cause such differences include, but are not limited to: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing locations, labor costs for our personnel, and the level of competition from existing or new competitors. Other factors, many of which are beyond our control, may also impact our forward-looking statements. We caution our stockholders that any forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations

FONAR CORPORATION AND SUBSIDIARIES

The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. All forward-looking statements are expressly qualified in their entirety by these cautionary statements.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Proposed Going-Private Transaction

On December 23, 2025, the Company entered into the Merger Agreement with Parent, and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a subsidiary of Parent following such Merger. Parent and Merger Sub are each affiliated with and owned and controlled, by Timothy Damadian, the Company’s Chief Executive Officer and Chairman of our Board of Directors. Timothy Damadian and other members of a group of 57 total (including Parent and Merger Sub) individuals, trusts, corporations and limited liability companies (we refer to this group, collectively, as the “Acquisition Group”) have proposed to acquire the Company pursuant to and on the terms and conditions set forth in the Merger Agreement.. Under the Merger Agreement, at the Effective Time, each share of our capital stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, defined below) will be converted into the right to receive cash, without interest and subject to deduction for any required withholding tax, in an amount equal to the applicable Per Share Price of: (i) $19.00 per share of Common Stock, (ii) $19.00 per share of Class B Common Stock, (iii) $6.34 per share of Class C Common Stock, and (iv) $10.50 per share of Class A Non-voting Preferred Stock. Excluded Shares (including shares held by Parent, by the Company or any of their respective subsidiaries, and treasury shares) will not receive any Merger consideration. Pursuant to the terms of the Equity Commitment Agreements, the members of the Acquisition Group who are FONAR stockholders will, immediately prior to the Merger, cause all of their shares of Company Capital Stock and Class A Non-voting Preferred Stock to be contributed (or, alternatively, may elect to contribute an amount of cash equal to the aggregate Per Share Price for all of their FONAR shares) to Parent in exchange for membership units of Parent. All of such shares contributed to Parent are Excluded Shares that at the Effective Time will not receive any Merger consideration.

Consummation of the Merger is subject to the satisfaction or waiver (to the extent permitted by applicable law) of the conditions set forth in the Merger Agreement, including: (1) the approval by the Requisite Company Vote of the Company’s stockholders at the Special Meeting, in favor of the adoption of the Merger Agreement providing for the Merger; (2) the expiration or termination of any applicable waiting periods; (3) the consummation of the Merger not being restrained, enjoined, rendered illegal or otherwise prohibited by any law or order of any governmental authority of competent jurisdiction; (4) the receipt of all consents, approvals and other authorizations of any governmental entity required to consummate the Merger and the other transactions contemplated by the Merger Agreement, free of any condition that would reasonably be expected to have a Company Material Adverse Effect or a material adverse effect on Parent’s and Merger Sub’s ability to consummate the transactions contemplated by the Merger Agreement; (5) the accuracy of the parties’ representations and warranties, subject to certain qualifiers; and (6) the parties’ compliance in all material respects with their respective pre-closing covenants, subject to the terms of the Merger Agreement.

We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.

FONAR CORPORATION AND SUBSIDIARIES

For a summary of the transaction, see our Form 8-K filed with the SEC on December 30, 2025

Results of Operations

We operate in two reportable segments: the manufacture and servicing of medical (“MRI”) equipment, which is conducted by FONAR and diagnostic facilities management services, which is conducted through HMCA.

For the six month period ended December 31, 2025, we reported net income of $5.2 million on revenues of $51.6 million as compared to net income of $6.2 million on revenues of $50.0 million for the six month period ended December 31, 2024. Operating income decreased from $7.0 million for the six month period ended December 31, 2024 to $6.2 million for the six month period ended December 31, 2025. Revenues from product sales and service and repair fees increased from $4.0 million for the first six months of fiscal 2025 as compared to $4.9 million for the first six months of fiscal 2026.

For the three month period ended December 31, 2025, we reported a net income of $2.5 on revenues of $25.5 as compared to net income of $2.2 million on revenues of $25.0 for the three month period ended December 31, 2024.

The revenue increase, from $50.0 million for the six months of fiscal 2025 to $51.6 million for the six months of fiscal 2026, was due to increases in management and other fees of $1.3 million, from $30.5 million for the six months of fiscal 2025 to $31.8 million for the six months of fiscal 2026 along with increases in product sales and service and repair fees of $900,000, from $4.0 million for the six months of fiscal 2025 to $4.9 million for the six months of fiscal 2026. This was offset by a decrease of approximately $560,000 in patient fee revenue from $15.4 million for the first six months of fiscal 2025 to $14.9 million for the first six months of fiscal 2026.

The small increase in revenue from $25.0 million for the three month period ended December 31, 2024 to $25.5 for the three month period ended December 31, 2025 can be attributed mainly due and increase in service and repair fees. Services and repair fees for the three month period ended December 31, 2025 was $2.1 million as compared to $1.8 million for the three month December 31, 2024.

During the first half of fiscal 2026, the aggregate number of scans performed by the sites we own and manage increased to 109,952 scans from 106,168 scans in the first half of fiscal 2025. We attribute this increase the absence of hurricane related closures that we experienced in the first quarter of 2025.

The combination of our small increase in revenues along with our costs and expenses increasing at a larger rate caused our operating income to decrease to $6.2 million for the six months ended December 31, 2025 as compared to $7.0 million for the six months ended December 31, 2024. In terms of percentages, costs and expenses increased 5.9% to $45.4 million for the first six months of fiscal 2026 as compared to $42.9 million for the first six months of fiscal 2026, while revenues increased 3.3% to $51.6 million for the first six months of fiscal 2026 as compared to $50.0 million for the first three months of fiscal 2025

In contrast, our operating income increased from $2.4 million for the three months ended December 31, 2024 to $3.0 million for the three months ended December 31, 2025. This is a result of revenues increasing from $25.0 million for the three months ending December 31, 2024 to $25.5 million for the three months ended December 31, 2025 while total costs and expenses remained constant at $22.5 for the three months ended December 31, 2025 and 2024.

FONAR CORPORATION AND SUBSIDIARIES

The increase in costs and expenses is attributable to several factors. The Company also incurred expenses related to the proposed take private transaction in the form of independent director compensation, legal fees and financial advisor fees. The Company also made several expenditures related to information technology software and cybersecurity improvements in response to deficiencies that were identified during our most recent audit. Further, we took additional credit losses of $160,000 which was mainly due to increase reserves for the outstanding balance of American Transit Insurance Company. Other additional costs incurred were due to the expenses relating to our subsidiary dedicated to the maintenance and repair of non-FONAR equipment. These costs were lower in the prior period.

 As a result of our costs and expenses increasing at a higher rate than our revenues, our operating income decreased from $7.0 million for the six-month period ended December 31, 2024 to $6.2 million for the six months ended December 31, 2025. In terms of percentages, costs and expenses increased 5.9% to $45.4 million for the six months ended December 31, 2025 as compared to $42.9 million for the six months ended December 31, 2024, while revenues increased 3.3% to $51.6 million for the six months ended December 31, 2025 as compared to $49.9 million for the six months ended December 31, 2024.

Management of Diagnostic Imaging Centers

HMCA revenues increased in the first six months of fiscal 2026 by 1.6% to $46.7 million from $45.9 million for the first six months of fiscal 2024. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues decreased slightly to 90.5% for the first six months of fiscal 2026, from 92.0% for the first six months of fiscal 2025.

HMCA’s revenues remained constant at $23.1 million for the three months ending December 31, 2025 and 2024.

HMCA’s operating income for the first six months of fiscal 2026 was $8.9 million compared to operating income of $9.4 million for the first six months of fiscal 2025. The increase in operating revenue was offset by a combination of increased costs and expenses.

HMCA’s cost of revenues for the first six months of fiscal 2026 increased to $28.6 million as compared to $27.6 million for the first six months of fiscal 2025. HMCA’s cost of revenues also increased from $14.0 million for the three months ended December 31, 2024 to $14.4 million for the three months ended December 31, 2025. This increase is the result of increased expenses from scanning volume at our HMCA-managed sites, where revenues are fixed pursuant to the management agreements.

We now manage or own a total of 45 MRI scanners. Twenty-seven (27) MRI scanners are located in New York and eighteen (18) are located in Florida. The ability of HMCA to maintain its profitability is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government programs. The reductions in reimbursement rates are not unique to HMCA or HMCA’s clients.

FONAR CORPORATION AND SUBSIDIARIES

Medicare reimbursement rates for MRI scans are flat year over year for calendar year 2026. The Medicare rate dictates the reimbursement rates for many commercial insurers and government programs which tie their reimbursement rates to the Medicare rates. In contrast, operational costs, most significantly MRI technologist and radiologist compensation, have been rapidly increasing in recent years. The combination of increasing costs and stagnant reimbursement rates create operational challenges in maintaining our historic performance levels. We are committed to improving our operating results and dealing with the challenges posed by legislative and regulatory requirements. Factors beyond our control, such as the timing and rate of market growth, economic conditions, the availability of credit and payor reimbursement rates, or unexpected expenditures and the timing of such expenditures, make it difficult to forecast future operating results.

Medical Equipment - Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $442,000 for the first six months of fiscal 2026 from $145,000 for the first six months of fiscal 2025. Costs related to product sales increased from $442,000 for the six month period ended December 31, 2024 to $539,000 for the six month period ended December 31, 2025. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi-positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

        Service and repair fees revenue increased to $4.5 million for the six month period ended December 31, 2025 from $3.8 million for the six month period ended December 31, 2024. Service and repair fees revenue also increased to $2.2 million for the three month period ending December 31, 2025 from $1.8 million for the three month period ended December 31, 2024.

Costs relating to providing service increased to $2.3 million in the first six months of fiscal 2026 as compared to $2.1 million for the first six months of fiscal 2025. These costs are attributable to spending on our subsidiary dedicated to the maintenance and repair of non-FONAR MRI equipment. Because of our ability to remotely monitor the performance of customers’ scanners on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $314,000 in foreign revenues for the first six months of fiscal 2026 and for the first six months of fiscal 2025.

Consolidated

For the first six months of fiscal 2026, our consolidated net revenues increased by 3.3% to $51.6 million from $50.0 million for the first six months of fiscal 2025, and total costs and expenses increased by 5.9% to $45.4 million from the first six months of fiscal 2026 as compared to $42.9 million for the first six months of fiscal 2025, respectively. As a result, our operating income decreased to $6.2 million in the first six months of fiscal 2026 as compared to $7.0 million in the first six months of fiscal 2025. An increase in selling, general and other administrative costs and costs related to management and other fees resulted in cost and expenses increase at a much higher percentage as compared to the increase in net revenues.

FONAR CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses increased to $13.1 million in the first six months of fiscal 2026 from $12.1 million in the first six months of fiscal 2025. As detailed above, several factors contributed to this increase, including expenses related to the proposed merger, spending associated with information technology and cybersecurity infrastructure improvement, and the fiscal 2025 adjustment of expense accrual.

Research and development expenses increased by 31.0% to $895,000 for the first six months of fiscal 2026 from $683,000 for the first six months of fiscal 2025.

Interest expense in the first six months of fiscal 2026 decreased by 64.2% to $5 from $14 in the first six months of fiscal 2025.

The results of operations for the first six months of fiscal 2026 reflect an increase in revenues from management, patient and other fees, as compared to the first six months of fiscal 2025 ($46.7 million for the first six months of fiscal 2026 as compared to $45.9 million for the first six months of fiscal 2025), coupled with an increase in the total cost and expenses ($45.4 million for the first six months of fiscal 2026 as compared to $42.9 million for the first six months of fiscal 2025). Revenues were 9.5% from the MRI equipment segment and 90.5% from HMCA, for the first six months of fiscal 2026, as compared to 8.0% from the MRI equipment segment and 92.0% from HMCA for the first six months of fiscal 2025.

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

Cash and cash equivalents, and short-term investments decreased from $56.3 million at June 30, 2025 to $53.0 million at December 31, 2025.

Cash provided by operating activities for the first six months of fiscal 2026 was $1.9 million. Cash provided by operating activities was attributable principally to net income of $5.2 million, adjusted for depreciation and amortization of $2.3 million, , increase in accounts payable of $609 and an decrease in prepaid expenses and other current assets of $232, offset primarily by an increase in accounts, management fee receivables and medical receivables of $2.3 million, a recovery for credit losses of $337, a decrease of other assets of $415, and a decrease in other current liabilities of $4.2 million.

Cash used in investing activities for the first six months of fiscal 2026 was $2.8 million. Cash used in investing activities during the first six months of fiscal 2026 consisted of a non-compete agreement of $500, and the purchase of property and equipment of $2.3 million.

Cash used in financing activities for the first six months of fiscal 2026 was $2.5 million. The principal uses of cash in financing activities during the first six months of fiscal 2026 was distributions to non-controlling interests of $2.5 million.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 4.3% to $54.4 million at December 31, 2025 from $56.8 million at June 30, 2025. “Other” current liabilities decreased by 52.2% to $3.3 million at December 31, 2025 from $7.0 million at June 30, 2025. Accounts payable increased by 46.2% to $1.9 million at December 31, 2025 as compared to $1.3 million at June 30, 2025. The long-term portion of operating lease liability increased from $35.1 million at June 30, 2025 to $35.8 million at December 31, 2025.

As of December 31, 2025, the total of $3.3 million in “other” current liabilities included accrued salaries and payroll taxes of $1.2 million, utilities payable of $127, software licenses of $219, property taxes of $482 and other general and administrative expenses of $579.

Our working capital increased to $129.4 million at December 31, 2025 from $127.5 million at June 30, 2025. This resulted from a decrease in current assets ($144.7 million at June 30, 2025 as compared to $143.8 million at December 31, 2025), and a larger decrease in current liabilities from $17.1 million at June 30, 2025 to $14.4 million at December 31, 2025.

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

We have committed to making material capital expenditures in the 2026 fiscal year. We intend to open an additional location on Long Island, New York, and we hope to have that center operational before the end of the calendar year. The expected costs of this project will be approximately $400,000 for the purchase of a new scanner and approximately $500,000 in related buildout costs.

 FONAR CORPORATION AND SUBSIDIARIES

Management is seeking to promote wider market recognition of FONAR’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, and the high level of competition in the marketplace, the sale of medical equipment has and may continue to suffer.

We are not aware of any other trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash generating capabilities and ability to secure additional financing, if necessary, are sufficient to finance our capital expenditures and other operating activities for at least the next 12 months. The Company also believes that its business plan has been responsible for its profitability in the past ten consecutive fiscal years and first six months of fiscal 2026, and that its capital resources will be adequate to support operations through a year from the date of filing. The future effects on our business of healthcare legislation, the tariffs on sales of foreign made medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these and other causes.

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

After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our CEO and COO have concluded that these disclosure controls and procedures were not effective as of December 31, 2025.

FONAR CORPORATION AND SUBSIDIARIES

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness was identified as of June 30, 2025 and continues to exist as of December 31, 2025:

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

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and is implementing steps to remediate the material weaknesses. While the Company has made progress during the first fiscal quarter of 2026, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

•Enhancing risk assessment processes.

•Implementing new and more secure user authentication procedures.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness and the remediation plan described above, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the first two quarters of fiscal year 2026.

FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: Other than as described under Note 14, Subsequent Events, of Part I, Item 1 of this Form 10-Q, there have been no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2025.

Item 1A – Risk Factors:

Risks Relating to an Investment in FONAR

An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

1. Proposed New York Tort Reform. On January 13, 2026 New York Governor Kathy Hochul proposed a series of tort reform measures related to the New York automotive insurance industry. These proposals include changes to the New York comparative negligence law, imposing caps on non-economic damages recoverable in automotive lawsuits, and extending time periods for insurers to investigate fraud claims. Florida enacted similar changes to those proposed by Governor Hochul in 2023 which resulted in more unpaid bills, higher administrative costs, lower volume, and lower reimbursement rates.

2. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To the extent possible, we counter these reductions by increasing scanning volume and controlling operating expenses. Inflation in the cost of both materials and labor have limited our ability to control our costs, negatively impacting our ability to maintain profitability in this business segment.

3. Inflation. Inflation has drastically increased our costs for both materials and labor. Diagnostic imaging facilities require significant amounts of capital to operate, particularly in the context of opening new diagnostic imaging centers. These increased costs make it more difficult to achieve organic growth and extend the time that a new center takes to achieve profitability. Continued cost increases, coupled with reduced reimbursement rates may threaten the profitability of our current operations and cause the cost of expansion to become prohibitively high.

FONAR CORPORATION AND SUBSIDIARIES

4. Cybersecurity threats. Diagnostic imaging centers have increasingly become a target for threat actors. Our organization relies on information technology systems and computer networks to operate. Our partners, vendors, and business associates are equally reliant on their own computer systems to provide the services that we depend on to perform core functions. Data incidents in the form of breaches, ransomware attacks, denial-of-service attacks, and a variety of other hazards could materially disrupt our operations, or the operations of our partners. The costs to respond to such incidents related to rebuilding internal systems, restoring data, responding to regulatory investigations and/or litigation could be significant. Our cybersecurity liability insurance may be inadequate to cover these losses. Management has identified a material weakness in our internal controls over our information technology systems during the fiscal year ending June 30, 2025. While management has enacted a plan for remediation by improving these internal controls and implementing additional controls, there is no guarantee these remediation efforts will be adequate. Further, there is no guarantee that other, unidentified risks could negatively impact our operations in the future. The cost of maintaining and improving our information technology security to protect ourselves from these threats, and to comply with associated regulatory requirements related to cybersecurity, has increased substantially and will continue to increase in the future. Previous cybersecurity incidents have not materially affected our results of operations or financial condition. However, cybersecurity threats have the potential to significantly impair our operations and the operations of the various third parties upon whom we rely. Risks outside of our control, such as cybersecurity attacks to our partners, vendors and business associates could threaten our ability to operate and reduce operating margins.

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

6. Recent and future changes in Florida Insurance Law. On March 24, 2023, Florida enacted House Bill 837. Dubbed the Tort Reform Act, the bill made sweeping changes to Florida’s negligence laws that negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, higher administrative costs, lower volume, and lower reimbursement rates. Florida legislators continue to propose significant changes to the current structure of Florida’s insurance industry, including an annual proposal to repeal of Florida’s no-fault insurance law and replace it with a fault-based system. This proposal was vetoed by Governor Ron DeSantis after passing both houses in 2021, but similar legislation was proposed in 2022, 2023 and 2025. A similar proposal is proceeding in the 2026 legislative sessions in the form of Senate Bill 522 and House Bill 1181. A repeal of the no-fault law will result in significant delays in payment for the services we render and will have a negative effect on our operations.

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

FONAR CORPORATION AND SUBSIDIARIES

8. Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations in New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

9. Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will continue to increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

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

11. Demand for MRI Scanners. The reduced reimbursement rates have a negative effect on our sales of MRI scanners. With lower revenue projections, prospective customers would demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

12. Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although FONAR is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a FONAR scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

FONAR CORPORATION AND SUBSIDIARIES

13. Other changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic and other conditions, including tariffs, recessions or economic slowdowns, disruptions of credit markets and military conflicts. Turbulence and uncertainty in the United States and international markets and economies may adversely affect our workforce, liquidity, financial condition, revenues, profitability and business operations generally.

Risks Relating to the Merger Agreement and the Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

As previously disclosed, on December 23, 2025, FONAR entered into the Merger Agreement providing for our acquisition by FONAR, LLC (Parent) through a Merger with FONAR Acquisition Sub, Inc. (Merger Sub). Parent and Merger Sub are entities affiliated with and owned and controlled, directly or indirectly, by Timothy Damadian, the Company’s Chief Executive Officer and Chairman of our Board Directors, and the sole manager of Parent. The completion of the Merger is subject to the satisfaction of various conditions, including, among other things: (i) the approval by the Company’s stockholders in favor of the adoption of the Merger Agreement providing for the Merger by the Requisite Company Vote (consisting of the Company Stockholder Approval and the Disinterested Stockholder Approval) at the Special Meeting; (ii) the expiration or termination of any applicable waiting periods; (iii) that the consummation of the Merger not being restrained, enjoined, rendered illegal or otherwise prohibited by any law or order of any governmental authority of competent jurisdiction; (iv) the receipt of all consents, approvals and other authorizations of any governmental entity required to consummate the Merger and the other transactions contemplated by the Merger Agreement, free of any condition that would reasonably be expected to have a Company Material Adverse Effect or a material adverse effect on Parent’s and Merger Sub’s ability to consummate the transactions contemplated by the Merger Agreement; (v) the accuracy of the parties’ representations and warranties, subject to certain qualifiers; and (vi) the parties’ compliance in all material respects with their respective pre-closing covenants, subject to the terms of the Merger Agreement. While FONAR currently expects to complete the Merger in FONAR’s third fiscal quarter of 2026 (and no later than the End Date of March 12, 2026, as may be extended in accordance with the terms of the Merger Agreement), there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that events will not occur that could delay or prevent satisfaction of these conditions.

If the Merger is not consummated for any reason, the trading price of our Common Stock may decline to the extent that it reflects positive market assumptions that the Merger will be completed and related benefits realized, and our business, prospects or results of operations may be adversely impacted. We may also be subject to additional risks if the Merger is not completed, including:

●	investor confidence in us could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;

●	we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;

FONAR CORPORATION AND SUBSIDIARIES

●	any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;

●	management’s focus and resources of FONAR may be diverted from operational matters and other strategic opportunities while working to implement the proposed Merger and defend against related stockholder litigation; and

●	the requirement under certain circumstances for FONAR to pay Parent the termination fee of $450,000 in cash (including Parent’s reasonable and documented out-of-pocket fees and expenses).

Further, FONAR or Parent may terminate the Merger Agreement if the Merger has not been consummated by the End Date, subject to an automatic extension to the later of 90 days following (i) the date the Company’s definitive proxy statement in connection with the Special Meeting is filed and (ii) the date, if applicable, upon which any SEC or other governmental review or investigation is completed. FONAR or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if any governmental entity of competent jurisdiction shall have enacted any law or order making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement, and such law or order shall have become final and nonappealable (provided, however, that such right to terminate the Merger Agreement shall not be available to any party whose breach of any representation, warranty, covenant, or agreement set forth in the Merger Agreement has been the principal cause of the issuance, promulgation, enforcement, or entry of any such law or order); or (iii) if the Requisite Company Vote is not obtained at the Special Meeting. In addition, Parent may terminate the Merger Agreement if a Company Adverse Recommendation Change occurs, if certain non-solicitation or stockholder meeting covenants are breached, or if other specified Company breaches occur that are not cured, and FONAR may terminate the Merger Agreement to enter into a Company Acquisition Agreement with respect to a Superior Proposal or for specified Parent breaches that are not cured, in each case subject to the conditions and procedures in the Merger Agreement. The occurrence of any of the foregoing could adversely affect our stock price, business, financial condition and results of operations.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay the termination fee to Parent, which could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay the termination fee of $450,000 to Parent (including Parent’s reasonable and documented out-of-pocket fees and expenses), payable in cash. If the Merger Agreement is terminated, any termination fee we may be required to pay, if any, could require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn could adversely affect the trading price of our Common Stock.

We are subject to various uncertainties while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and its effect on employees, customers and other third parties may adversely affect our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending consummation of the Merger and divert management attention, and our continuing business relationships with customers, suppliers and other partners may be adversely affected, including potential loss of key personnel and negative perceptions about our prospects. In addition, interim operating covenants and related restrictions may delay or prevent us from undertaking certain strategic or operational initiatives that we might otherwise pursue prior to completion, which could impact our operations. We are currently subject to stockholder litigation and we may become subject to additional stockholder litigation, and we will continue to incur substantial transaction-related costs regardless of whether the Merger is completed.

FONAR CORPORATION AND SUBSIDIARIES

These factors, together with the risk that our Common Stock price may fluctuate during the pendency of the Merger and could decline significantly if the Merger is not completed, could materially and adversely affect our business, results of operations, financial condition and trading price.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course consistent with past practices, including using commercially reasonable efforts to preserve FONAR’s and our subsidiaries’ business organization, retain present officers and key employees and preserve the good will of our customers, suppliers and other persons with whom we have business relationships with, pending consummation of the Merger. It also imposes customary interim operating covenants that restrict us from taking specified actions until the Merger is completed or the Merger Agreement is terminated, subject to certain exceptions, including, but not limited to, restrictions on: amending our organizational documents; declaring dividends or repurchases; issuing or encumbering securities; increasing compensation or accelerating benefits; making acquisitions or significant asset dispositions; incurring or guaranteeing indebtedness; entering into or materially modifying material contracts; instituting, settling or compromising any legal action involving payments by the Company or its subsidiaries exceeding $50,000; making material changes in accounting or tax election; entering joint ventures; adopting stockholder rights plans; and other actions, in each case as detailed in the Merger Agreement. Any of these restrictions could prevent us from pursuing certain financing, strategic, or operational initiatives that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies, attain financial and other goals, and impact our financial condition, results of operations and cash flows.

Provisions within the Merger Agreement, along with certain voting agreements and statements by the Acquisition Group, could deter potential competing acquirers or lead to lower alternative acquisition proposals than might otherwise be offered.

The Merger Agreement contains customary “no-shop” restrictions that, subject to a limited fiduciary out, restrict our ability to solicit or facilitate competing acquisition proposals, provide non-public information, or engage in discussions or negotiations with third parties, except in response to a bona fide, unsolicited written proposal that the Special Committee determines is, or could reasonably be expected to lead to, a Superior Proposal and only after making specified determinations and complying with notice and other obligations under the Merger Agreement. In addition, before the Board of Directors (acting upon the recommendation of the Special Committee) may change its recommendation or terminate the Merger Agreement to enter into a Company Acquisition Agreement in response to a Superior Proposal, the Company must provide Parent with prompt advance written notice, identify the offeror and material terms and negotiate in good faith to make such adjustments in the terms and conditions of the Merger Agreement so that such Takeover Proposal (as defined in the Merger Agreement) ceases to constitute a Superior Proposal. If the Merger Agreement is terminated in certain circumstances, including to accept a Superior Proposal or following a Company Adverse Recommendation Change, we must pay Parent the termination fee of $450,000 (including Parent’s reasonable and documented out-of-pocket fees and expenses). Further, members of the Acquisition Group who are FONAR stockholders have entered into voting agreements to vote their shares in favor of the Merger, and certain public statements by the Acquisition Group that its members may not support or vote in favor of alternative transactions proposed by a third party were considered as part of the Special Committee’s independent process, all of which could deter competing proposals. These provisions and arrangements could discourage a potential competing acquirer from making a proposal, or could cause a potential acquirer to offer a lower price than it might otherwise offer due to the no-shop restrictions, Parent’s negotiation rights and notice periods, the termination fee, and the existing voting commitments and statements made by the Acquisition Group.

FONAR CORPORATION AND SUBSIDIARIES

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred, and expect to continue to incur, significant legal, advisory and other professional fees and expenses in connection with the Merger, and such costs will be borne by FONAR if the Merger is not completed, and by the surviving corporation if it is completed. We also expect additional costs associated with satisfying closing conditions, including soliciting the Requisite Company Vote at the Special Meeting and making required filings and obtaining approvals from governmental authorities, as well as cooperating in related regulatory processes and current and any future stockholder litigation, each of which may require continued expenditures regardless of whether the Merger is consummated. If the Special Meeting is adjourned or postponed to solicit additional proxies, or if the closing of the Merger is otherwise delayed, our proxy solicitation, advisory and other transaction-related expenses may continue and could increase, including fees payable to our proxy solicitor and other solicitation costs borne by FONAR.

If the Merger is consummated, our stockholders, other than the Acquisition Group members, will not be able to participate in any further upside to our business.

If the Merger is consummated, our stockholders will receive the applicable Per Share Price for their FONAR shares, as follows: $19.00 for each share of Common Stock and Class B Common Stock, $6.34 for each share of Class C Common Stock, and $10.50 for each share of Class A Non-voting Preferred Stock. This consideration will be without interest and subject to applicable tax withholding, and stockholders will not receive any equity interests in the surviving corporation or Parent. As a result, following the Merger, our stockholders will only have the right to receive the applicable Per Share Price and will no longer have any rights as stockholders of FONAR. Instead, all equity of the surviving corporation will be owned, indirectly through Parent, by the Acquisition Group, and Parent will be the sole direct beneficiary of FONAR’s future earnings and growth, if any.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

●	continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents, and indemnification agreements the Company has entered into with each of its directors and executive officers;

●	the roles and equity arrangements of certain directors and officers who are members of the Acquisition Group and FONAR stockholders, including: (i) Mr. Damadian (our Chief Executive Officer, President, Treasurer and Chairman of the FONAR Board), who will continue following the Merger as the sole manager of Parent and pursuant to the terms of the Merger Agreement will serve as the President, Chief Executive Officer, Treasurer and sole director of the surviving corporation, will contribute all of his FONAR shares (or, alternatively, may elect in accordance with the terms of his Equity Commitment Agreement to contribute an amount of cash equal to the aggregate Per Share Price for all of his FONAR shares) to Parent in exchange for an aggregate of 125,262 Class B membership units of Parent and has also committed to subscribe for an aggregate of 554,714 Class B membership units of Parent for a total subscription price of $10,539,572 in cash; (ii) Mr. Luciano Bonanni (our Chief Operating Officer, Executive Vice President and acting Principal Financial Officer), who pursuant to the terms of the Merger Agreement will serve as the Chief Operating Officer and Executive Vice President of the surviving corporation, will contribute all of his FONAR shares (or, alternatively, may elect in accordance with the terms of his Equity Commitment Agreement to contribute an amount of cash equal to the aggregate Per Share Price for all of his FONAR shares)to Parent in exchange for an aggregate of 54,963 Class B membership units of Parent and has also committed to subscribe for an aggregate of 34,211 Class B membership units of Parent for a total subscription price of $650,000 in cash; and (iii) Mr. Ronald Lehman (a director of the Company), who will contribute all of his FONAR shares (or, alternatively, may elect in accordance with the terms of his Equity Commitment Agreement to contribute an amount of cash equal to the aggregate Per Share Price for all of his FONAR shares) to Parent in exchange for an aggregate of 4,330 Class B membership units of Parent and has also committed to subscribe for an aggregate of 48,684 Class B membership units of Parent for a total subscription price of $925,000 in cash, pursuant to Parent’s equity financing; and

FONAR CORPORATION AND SUBSIDIARIES

●	Special one-time cash fees paid to the Company’s disinterested directors for their service on the Special Committee, which were paid in six equal monthly installments beginning in July 2025 and ending in December 2025 and were not contingent on consummation of the Merger or upon any other factor, with Mr. Turk receiving $200,000 as Chair and Mr. Carrino receiving $175,000.

FONAR or Parent may waive one or more of the conditions to closing of the Merger without re-soliciting stockholder approval.

Under the Merger Agreement, certain closing conditions may be satisfied or waived by the applicable party to the extent permitted by law, including conditions relating to the accuracy of representations and warranties, compliance with covenants, and the absence of certain legal restraints, among others.

The Merger Agreement may also be amended or supplemented, whether before or after receipt of the Disinterested Stockholder Approval, by written agreement signed by FONAR and Parent. However, after receipt of the Requisite Company Vote, no amendment that requires further stockholder approval under the DGCL may be made without such approval.

If the Merger Agreement is terminated under specified circumstances, including to accept a Superior Proposal or following a Company Adverse Recommendation Change, FONAR may be required to pay Parent the termination fee of $450,000, including Parent’s reasonable and documented out-of-pocket fees and expenses. See “—If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay the termination fee to Parent, which could require us to use available cash that would have otherwise been available for other uses.”

If Parent’s financing in connection with the Merger becomes unavailable or is insufficient, the Merger may not be completed.

Parent has obtained financing commitments to fund the Merger, including a $35,000,000 debt commitment from OceanFirst Bank, N.A. pursuant to the bank commitment letter, $10,225,000 of private debt commitments, and an aggregate of $47,440,504 of commitments comprised of rollover equity and new cash pursuant to Parent’s equity financing, together with the Company’s cash on hand to fund the aggregate Per Share Price to be paid to the Company’s unaffiliated stockholders pursuant to the Merger Agreement and all related fees, expenses and other amount required. These financing commitments are subject to conditions, including execution of definitive documentation, specified minimum equity and private debt funding, liquidity and other customary closing conditions. The bank commitment letter terminates on the earliest of the closing of the Merger, the valid termination of the Merger Agreement, or April 22, 2026. Although the bank debt financing is not subject to due diligence or a “market out” provision, which allows lenders not to fund their commitments if certain conditions in the financial markets prevail, there is still a risk that the bank debt financing or any other financing may not be funded when required. As of the date of this Form 10-Q, no alternative financing arrangements or alternative financing plans have been made if the bank debt financing or any other financing is not available as anticipated, which could delay or prevent completion of the Merger. However, the transactions contemplated by the Merger Agreement are not contingent on Parent’s ability to obtain the contemplated financing or any alternative financing.

FONAR CORPORATION AND SUBSIDIARIES

The Company, the members of Board of Directors and Mr. Bonanni are subject to litigation related to the Merger, and we may become subject to further litigation in connection with the Merger, any of which may be costly, prevent the consummation of the Merger, divert management’s attention or otherwise materially harm our business.

FONAR is subject to litigation related to the Merger. On Monday, February 2, 2026, we received notice that a stockholder filed the Complaint challenging the Merger (see Note 14, Subsequent Events, of Part I Item 1of this Form 10-Q for additional information). It is possible that additional claims beyond those which have already been filed will be brought in an effort to enjoin the Merger or seek monetary relief from FONAR. FONAR cannot predict the outcome of pending litigation, nor can it predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation concerning the Merger could delay or prevent the consummation of the Merger. In addition, the costs of defending the litigation, even if resolved in FONAR’s favor, could be substantial and such litigation could distract FONAR from pursuing the consummation of the Merger and other potentially beneficial business opportunities. Regardless of the outcome of any current or future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and/or operating results. Furthermore, if the Merger is not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could negatively impact the trading price of our Common Stock, impair our ability to recruit or retain employees, damage our business relationships, or otherwise materially harm our operations, financial performance and prospects.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

In September 2022, our Board of Directors authorized a program to repurchase up to $9 million of our common stock. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, and other market conditions. The share repurchase program was suspended following receipt of a merger proposal from a group led by the Company’s CEO.

The following table summarizes the number of shares repurchased during the three months ended December 31, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
October 1, 2025 – October 31, 2025	—	—	—	$2,928
November 1, 2025 – November 30, 2025	—	—	—	$2,928
December 1, 2025 – December 31, 2025	—	—	—	$2,928
Total	—	—	—

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosures: Not Applicable

 FONAR CORPORATION AND SUBSIDIARIES

Item 5 - Other Information:

Rule 10b5-1 Trading Plan

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, a Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 - Exhibits and Reports on Form 8-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated December 23, 2025, by and among FONAR Corporation, FONAR, LLC and FONAR Acquisition Sub, Inc.
10.1†	Form of Voting Agreement entered into on December 23, 2025 by FONAR Corporation with each member of the Acquisition Group.
31.1	Rule 13a-14(a) Certification.
32.1*	Section 1350 Certification.
99.1	Report on Form 8-K filed on November 10, 2025, Item 2.02: Results of Operations and Financial Condition for the quarter ended September 30, 2025.
†	Schedules (or similar attachments) to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Dated: February 13, 2026