Form 10-Q
period 2026-03-31
FONAR CORP
filed 2026-05-11
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2026

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging Growth Company ☐

FONAR CORPORATION AND SUBSIDIARIES

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at May 5, 2026
Common Stock, par value $.0001	6,173,008
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

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

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

ASSETS

	March 31, 2026 (Unaudited)	June 30, 2025 (Note 1)
Current Assets:
Cash and cash equivalents	$53,650	$56,334
Short-term investments	122	120
Accounts receivable – net of allowances for credit losses of $124 and $264 at March 31, 2026 and June 30, 2025, respectively	4,717	5,305
Accounts receivable – related party	30	—
Medical receivable	25,592	24,490
Management and other fees receivable – net of allowances for credit losses of $11,930 and $14,296 at March 31, 2026 and June 30, 2025, respectively	48,608	43,401
Management and other fees receivable – related medical practices – net of allowances for credit losses of $9,320 and $7,137 at March 31, 2026 and June 30, 2025, respectively	10,042	9,748
Inventories – net	2,832	2,813
Prepaid expenses and other current assets – related party	940	411
Prepaid expenses and other current assets	1,474	2,050
Total Current Assets	148,007	144,672

Accounts receivable – long-term	3,040	3,550
Deferred income tax asset	6,195	6,349
Property and equipment – net	18,199	18,532
Note receivable – related party	592	555
Right-of-use asset – operating leases	35,011	35,136
Right-of-use asset – finance lease	207	377
Goodwill	4,269	4,269
Other intangible assets – net	2,811	2,992
Other assets	891	476
Total Assets	$219,222	$216,908

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY

	March 31, 2026 (Unaudited)	June 30, 2025 (Note 1)
Current Liabilities:
Accounts payable	$2,287	$1,302
Other current liabilities	4,695	6,975
Unearned revenue on service contracts	4,399	4,866
Unearned revenue on service contracts – related party	27	—
Operating lease liabilities – current portion	3,810	3,383
Finance lease liability – current portion	224	244
Customer deposits	681	354
Total Current Liabilities	16,123	17,124

Long-Term Liabilities:
Unearned revenue on service contracts	3,273	3,801
Deferred income tax liability	321	321
Due to related party medical practices	93	93
Operating lease liabilities – net of current portion	34,797	35,149
Finance lease liability – net of current portion	—	142
Other liabilities	159	173

Total Long-Term Liabilities	38,643	39,679
Total Liabilities	54,766	56,803

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts and shares in thousands, except per share amounts)

LIABILITIES AND EQUITY (Continued)

EQUITY:	March 31, 2026 (Unaudited)	June 30, 2025 (Note 1)
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2026 and June 30, 2025, 313 issued and outstanding at March 31, 2026 and June 30, 2025	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2026 and June 30, 2025, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2026 and June 30, 2025, 6,173 issued at March 31, 2026 and 6,203 at June 30, 2025, 6,168 outstanding at March 31, 2026 and June 30, 2025, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at March 31, 2026 and June 30, 2025, 0.146 issued and outstanding at March 31, 2026 and June 30, 2025	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2026 and June 30, 2025, 383 issued and outstanding at March 31, 2026 and June 30, 2025	—	—
Paid-in capital in excess of par value	178,292	178,757
Retained Earnings (Accumulated deficit)	672	(5,289)
Treasury stock, at cost – 4 shares of common stock at March 31, 2026 and 35 at June 30, 2025	(395)	(860)
Total FONAR Corporation’s Stockholders’ Equity	178,570	172,609
Noncontrolling interests	(14,114)	(12,504)
Total Equity	164,456	160,105
Total Liabilities and Equity	$219,222	$216,908

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	For the Three Months Ended March 31, (Unaudited)
Revenues	2026	2025
Patient fee revenue – net of contractual allowances and discounts	$8,085	$8,853
Product sales	75	55
Service and repair fees	2,162	2,295
Service and repair fees – related parties	45	45
Management and other fees	13,118	12,929
Management and other fees – related medical practices	2,987	2,988
Total Revenues – Net	26,472	27,165
Cost and Expenses
Costs related to patient fee revenue	4,781	4,901
Costs related to product sales	277	319
Costs related to service and repair fees	1,163	1,182
Costs related to service and repair fees – related parties	7	58
Costs related to management and other fees	7,431	6,897
Costs related to management and other fees – related medical practices	1,572	1,714
Research and development	424	441
Selling, general and administrative expenses	8,373	7,991
Total Costs and Expenses	24,028	23,503
Income from Operations	2,444	3,662
Other income and (expenses):
Interest expense	(3)	(7)
Interest income – related party	12	13
Investment income	363	463
Other income (expense)	4	(1)
Income Before Provision for Income Taxes and Noncontrolling Interests	2,820	4,130
Provision for income taxes	(492)	(1,006)
Consolidated Net Income	2,328	3,124
Net Income – Noncontrolling Interests	(687)	(618)
Net Income – Attributable to FONAR	$1,641	$2,506
Net Income Available to Common Stockholders	$1,537	$2,347
Net Income Available to Class A Non–Voting Preferred Stockholders	$78	$119
Net Income Available to Class C Common Stockholders	$26	$40
Basic Net Income Per Common Share Available to Common Stockholders	$0.25	$0.38
Diluted Net Income Per Common Share Available to Common Stockholders	$0.24	$0.37
Basic and Diluted Income Per Share – Class C Common	$0.07	$0.11
Weighted Average Basic Shares Outstanding – Common Stockholders	6,169	6,168
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,296	6,296
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts and shares in thousands, except per share amounts)

	For the Nine Months Ended March 31, (Unaudited)
Revenues	2026	2025
Patient fee revenue – net of contractual allowances and discounts	$22,953	$24,284
Product sales	517	200
Service and repair fees	6,539	6,047
Service and repair fees – related parties	135	135
Management and other fees	38,956	37,447
Management and other fees – related medical practices	8,962	8,962
Total Revenues – Net	78,062	77,075
Cost and Expenses
Costs related to patient fee revenue	14,724	14,170
Costs related to product sales	816	761
Costs related to service and repair fees	3,434	3,211
Costs related to service and repair fees – related parties	26	154
Costs related to management and other fees	23,101	22,008
Costs related to management and other fees – related medical practices	4,579	4,888
Research and development	1,319	1,124
Selling, general and administrative expenses	21,425	20,055
Total Costs and Expenses	69,424	66,371
Income from Operations	8,638	10,704
Other income and (expenses):
Interest expense	(8)	(21)
Interest income – related party	36	39
Investment income	1,268	1,626
Other income (expense)	10	(1)
Income Before Provision for Income Taxes and Noncontrolling Interests	9,944	12,347
Provision for income taxes	(2,407)	(3,018)
Consolidated Net Income	7,537	9,329
Net Income – Noncontrolling Interests	(1,576)	(1,724)
Net Income – Attributable to FONAR	$5,961	$7,605
Net Income Available to Common Stockholders	$5,581	$7,122
Net Income Available to Class A Non–Voting Preferred Stockholders	$283	$360
Net Income Available to Class C Common Stockholders	$97	$123
Basic Net Income Per Common Share Available to Common Stockholders	$0.90	$1.14
Diluted Net Income Per Common Share Available to Common Stockholders	$0.89	$1.12
Basic and Diluted Income Per Share – Class C Common	$0.25	$0.32
Weighted Average Basic Shares Outstanding – Common Stockholders	6,169	6,244
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,296	6,372
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands)

(UNAUDITED)

For the Three Months Ended March 31, 2026

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance – December 31, 2025	$1	6,203	313	383	$178,757
Net Income	—	—	—	—	—
Cancellation of Treasury stock	—	(31)	—	—	(465)
Distributions – Non controlling interest	—	—	—	—	—
Income – Non controlling interests	—	—	—	—	—
Balance – March 31, 2026	$1	6,172	313	383	$178,292

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance – December 31, 2025	$(969)	$(860)	35	$(14,067)	$162,862
Net Income	1,641	—	—	—	1,641
Cancellation of Treasury stock	—	465	(31)	—	—
Distributions – Non controlling interest	—	—	—	(734)	(734)
Income – Non controlling interests	—	—	—	687	687
Balance – March 31, 2026	$672	$(395)	4	$(14,114)	$164,456

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts and shares in thousands)
(UNAUDITED)

For the Three Months Ended March 31, 2025

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance December 31, 2024	$1	6,203	313	383	$178,758
Net Income	—	—	—	—	—
Purchase of Treasury stock	—	—	—	—	—
Distributions Non controlling interest	—	—	—	—	—
Income Non controlling interests	—	—	—	—	—
Balance March 31, 2025	$1	6,203	313	383	$178,758

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance December 31, 2024	$(8,525)	$(395)	4	$(10,888)	$158,951
Net Income	2,506	—	—	—	2,506
Purchase of Treasury stock	—	(465)	31	—	(465)
Distributions Non controlling interest	—	—	—	(1,351)	(1,351)
Income Non controlling interests	—	—	—	618	618
Balance March 31, 2025	$(6,019)	$(860)	35	$(11,621)	$160,259

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts and shares in thousands)
(UNAUDITED)

For the Nine Months Ended March 31, 2026

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance June 30, 2025	$1	6,203	313	383	$178,757
Net Income	—	—	—	—	—
Cancellation of Treasury stock	—	(31)	—	—	(465)
Distributions Non controlling interest	—	—	—	—	—
Income Non controlling interests	—	—	—	—	—
Balance March 31, 2026	$1	6,172	313	383	$178,292

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance June 30, 2025	$(5,289)	$(860)	35	$(12,504)	$160,105
Net Income	5,961	—	—	—	5,961
Cancellation of Treasury stock	—	465	(31)	—	—
Distributions Non controlling interest	—	—	—	(3,186)	(3,186)
Income Non controlling interests	—	—	—	1,576	1,576
Balance March 31, 2026	$672	$(395)	4	$(14,114)	$164,456

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts and shares in thousands)
(UNAUDITED)

For the Nine Months Ended March 31, 2025

	Common Stock	Common Stock Outstanding (Shares)	Class A Preferred Stock (Shares)	Class C Common Stock (Shares)	Paid-in capital in excess of par value
Balance June 30, 2024	$1	6,328	313	383	$180,608
Net Income	—	—	—	—	—
Purchase of Treasury stock	—	—	—	—	—
Cancellation of Treasury stock	—	(125)	—	—	(1,963)
Sale Non controlling interests	—	—	—	—	113
Distributions Non controlling interest	—	—	—	—	—
Income Non controlling interests	—	—	—	—	—
Balance March 31, 2025	$1	6,203	313	383	$178,758

	Accumulated Deficit	Treasury Stock	Treasury Stock (Shares)	Non Controlling Interests	Total
Balance June 30, 2024	$(13,624)	$(1,017)	45	$(9,180)	$156,788
Net Income	7,605	—	—	—	7,605
Purchase of Treasury stock	—	(1,806)	115	—	(1,806)
Cancellation of Treasury stock	—	1,963	(125)	—	—
Sale Non controlling interests	—	—	—	19	132
Distributions Non controlling interest	—	—	—	(4,184)	(4,184)
Income Non controlling interests	—	—	—	1,724	1,724
Balance March 31, 2025	$(6,019)	$(860)	35	$(11,621)	$160,259

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands)

(UNAUDITED)

	For the Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Consolidated net income	$7,537	$9,329
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	3,447	3,536
Net change in operating right-of-use assets and lease liabilities	370	15
(Recovery) provision for credit losses	(183)	2,608
Abandoned patents	3	—
Deferred tax expense	154	878
Changes in operating assets and liabilities, net:
Accounts, medical and management fee receivable(s)	(5,352)	(7,140)
Notes receivable – related party	(37)	(39)
Inventories	(19)	8
Prepaid expenses and other current assets	48	(1,093)
Other assets	(415)	6
Accounts payable	985	(631)
Other current liabilities	(3,248)	(549)
Finance lease liabilities	(163)	(153)
Customer deposits	327	111
Other liabilities	(14)	159
Net cash provided by operating activities	3,440	7,045
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,435)	(3,145)
Cost of non-compete contract	(500)	—
(Purchase) Proceeds from short-term investments	(2)	13
Cost of patents	(1)	(25)
Net cash used in investing activities	(2,938)	(3,157)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	—	(114)
Sale of noncontrolling interest	—	132
Purchase of treasury stock	—	(1,806)
Distributions to noncontrolling interests	(3,186)	(4,184)
Net cash used in financing activities	(3,186)	(5,972)
Net Decrease in Cash and Cash Equivalents	(2,684)	(2,084)
Cash and Cash Equivalents - Beginning of Period	56,334	56,341
Cash and Cash Equivalents - End of Period	$53,650	$54,257

See accompanying notes to the unaudited condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

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

Proposed Going-Private Transaction

On December 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FONAR, LLC, a Delaware limited liability company (“Parent”), and FONAR Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a subsidiary of Parent following the Merger. Parent and Merger Sub are each affiliated with and owned and controlled by Timothy Damadian, the Company’s Chief Executive Officer and Chairman of our Board of Directors. Timothy Damadian and other members of a group of 57 total (including Parent and Merger Sub) individuals, trusts, corporations and limited liability companies (we refer to this group, collectively, as the “Acquisition Group”) have proposed to acquire the Company pursuant to and on the terms and conditions set forth in the Merger Agreement.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Proposed Going-Private Transaction (Continued)

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our capital stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, defined below) will be converted into the right to receive cash, without interest and subject to deduction for any required withholding tax, in an amount per share (the “Per Share Price”) equal to: (i) $19.00 per share of Common Stock, (ii) $19.00 per share of Class B Common Stock, (iii) $6.34 per share of Class C Common Stock, and (iv) $10.50 per share of Class A Non-voting Preferred Stock. Shares held by Parent, by the Company or by any of their respective subsidiaries ( including as treasury shares) will not receive any Merger consideration (the “Excluded Shares”). Pursuant to the terms of the Class B Membership Units Subscription Agreements, dated December 23, 2025, between Parent and each of its equity financing sources (the “Equity Commitment Agreements”), the members of the Acquisition Group who are FONAR stockholders will, immediately prior to the Merger, cause all of their shares of Company Capital Stock and Class A Non-voting Preferred Stock to be contributed (or, alternatively, may elect to contribute an amount of cash equal to the aggregate Per Share Price for all of their FONAR shares) to Parent in exchange for membership units of Parent. All of such shares contributed to Parent are Excluded Shares that at the Effective Time will not receive any Merger consideration.

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

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Proposed Going-Private Transaction (Continued)

The Merger Agreement contains customary restrictions on the Company’s ability to solicit alternative acquisition proposals from third parties, subject to a customary “fiduciary out” that permits engagement with a third party in certain circumstances involving a bona fide written Superior Proposal and compliance with specified procedures. FONAR or Parent may terminate the Merger Agreement if the Merger has not been consummated by the “End Date” of March 12, 2026, subject to an automatic extension to the later of 90 days following (a) the date the Company’s definitive proxy statement in connection with the Special Meeting is filed and (b) the date, if applicable, upon which any SEC or other governmental review or investigation is completed. FONAR or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if any governmental entity of competent jurisdiction shall have enacted any law or order making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement, and such law or order shall have become final and nonappealable (provided, however, that such right to terminate the Merger Agreement shall not be available to any party whose breach of any representation, warranty, covenant, or agreement set forth in the Merger Agreement has been the principal cause of the issuance, promulgation, enforcement, or entry of any such law or order); or (iii) if the Requisite Company Vote is not obtained at the Special Meeting. In addition, Parent may terminate the Merger Agreement if a Company Adverse Recommendation Change (as defined in the Merger Agreement) occurs, if certain non-solicitation or stockholder meeting covenants are breached, or if other specified Company breaches occur that are not cured, and FONAR may terminate the Merger Agreement to enter into a Company Acquisition Agreement (as defined in the Merger Agreement) with respect to a Superior Proposal (as defined in the Merger Agreement) or for specified Parent breaches that are not cured, in each case subject to the conditions and procedures in the Merger Agreement. Upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay Parent a termination fee equal to $450,000, as described in the previously filed Form 8-K with the SEC on December 30, 2025.

A special committee of the Board of Directors (the “Special Committee”), consisting of disinterested and independent directors, approved the Merger and unanimously recommended that the Board of Directors adopt and approve the Merger Agreement. Members of the Acquisition Group that are FONAR stockholders have entered into voting agreements to vote their shares in favor of the Merger Proposal. The original End Date under the Merger Agreement was March 12, 2026. Because the Company’s definitive proxy statement in connection with the Special Meeting was not filed until April 16, 2026, the End Date has automatically extended pursuant to the terms of the Merger Agreement to the later of 90 days following (a) the date the Company’s definitive proxy statement in connection with the Special Meeting was filed and (b) the date, if applicable, upon which any government review or investigation, including without limitation, any review or investigation by the SEC , is completed. Subject to the satisfaction or waiver of the conditions to, the Closing, the Company currently expects to complete the Merger in its fourth fiscal quarter of 2026.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

Basis of Presentation

These unaudited condensed consolidated financial statements for the nine months ended March 31, 2026 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, from which the accompanying condensed consolidated balance sheet at June 30, 2025 was derived. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included and are of a normal recurring nature.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company’s patient fee revenue, net of contractual allowances and discounts for the three and nine months ended March 31, 2026 and 2025 are summarized in the following table:

	For the Three Months Ended March 31,
	2026	2025
Commercial Insurance/Managed Care	$1,043	$1,251
Medicare/Medicaid	323	300
Workers’ Compensation/Personal Injury	5,222	5,207
Other	1,497	2,095
Net Patient Fee Revenue	$8,085	$8,853

	For the Nine Months Ended March 31,
	2026	2025
Commercial Insurance/Managed Care	$3,535	$3,629
Medicare/Medicaid	893	862
Workers’ Compensation/Personal Injury	14,628	14,589
Other	3,897	5,204
Net Patient Fee Revenue	$22,953	$24,284

Management and other fees revenue

HMCA generates management and other fees revenues (including management and other fees revenue from related parties) from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under annual management contracts with HMCA clients. Management and other fees revenue is recognized ratably over time as the services are provided throughout the term of the contract.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue on sales contracts for scanners, included in “product sales” is recognized under the percentage-of-completion method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 606 “Revenue Recognition – Construction-Type and Production-Type Contracts”. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation takes approximately three to six months.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC Topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the converted method in calculating diluted income per share for the three and nine months ended March 31, 2026 and 2025.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2026 and 2025, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Total	Common Stock	Class C Common Stock	Class A Preferred Stock	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Basic
Numerator:
Net income available to common stockholders	$1,641	$1,537	$26	$78	$2,506	$2,347	$40	$119
Denominator:
Weighted average shares outstanding	6,865	6,169	383	313	6,865	6,169	383	313
Basic income per common share	$0.24	$0.25	$0.07	$0.25	$0.37	$0.38	$0.11	$0.38
Diluted
Denominator:
Weighted average shares outstanding		6,168	383			6,168	383
Convertible Class C Stock		128	—			128	—
Total Denominator for diluted earnings per share		6,296	383			6,296	383
Diluted income per common share		$0.24	$0.07			$0.37	$0.11

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Nine months ended March 31, 2026				Nine months ended March 31, 2025
	Total	Common Stock	Class C Common Stock	Class A Preferred Stock	Total	Common Stock	Class C Common Stock	Class A Preferred Stock
Basic
Numerator:
Net income available to common stockholders	$5,961	$5,581	$97	$283	$7,605	$7,122	$123	$360
Denominator:
Weighted average shares outstanding	6,865	6,169	383	313	6,941	6,245	383	313
Basic income per common share	$0.87	$0.90	$0.25	$0.90	$1.10	$1.14	$0.32	$1.14

Diluted
Denominator:
Weighted average shares outstanding		6,168	383			6,244	383
Convertible Class C Stock		128	—			128	—
Total Denominator for diluted earnings per share		6,296	383			6,372	383
Diluted income per common share		$0.89	$0.25			$1.12	$0.32

Recent Accounting Standards or Updates Not Yet Adopted

Income Taxes

In December 2023, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2023-09, “Income Taxes (740): “Improvements to Income Tax Disclosures”, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. The ASU will be effective for our annual financial statements starting in fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our income tax disclosures.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards or Updates Not Yet Adopted (Continued)

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2026 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2026, 2025 or 2024, and it does not believe that any of those standards will have a significant impact on our unaudited consolidated condensed financial statements at the time they become effective.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net are comprised of the following at March 31, 2026 and June 30, 2025:

	March 31, 2026
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$4,841	$124	$4,717
Accounts receivable - related party	$30	$—	$30
Medical receivable	$25,592	$—	$25,592
Management and other fees receivable	$60,538	$11,930	$48,608
Management and other fees receivable from related medical practices (“PC’s”)	$19,362	$9,320	$10,042

	June 30, 2025
	Gross Receivable	Allowance for credit losses	Net
Accounts receivable	$5,569	$264	$5,305
Medical receivable	$24,490	$—	$24,490
Management and other fees receivable	$57,697	$14,296	$43,401
Management and other fees receivable from related medical practices (“PC’s”)	$16,885	$7,137	$9,748

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

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

The following tables presents information related to the allowance for credit losses that relate to accounts and management and other fees receivable:

Summary of Allowance For Credit Losses
Description	Balance June 30, 2025	Additions (Recovery)	Deductions	Balance March 31, 2026
Accounts receivable	$264	$—	$(140)	$124
Management and other fees receivable	14,296	(2,366)	—	11,930
Management and other fees receivable - related medical practices	7,137	2,183	—	9,320

	Balance			Balance
Description	June 30, 2024	Additions (Recovery)	Deductions	June 30, 2025
Accounts receivable	$166	$107	$(9)	$264
Management and other fees receivable	12,370	2,052	(126)	14,296
Management and other fees receivable - related medical practices	6,110	1,027	—	7,137

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Long Term-Accounts Receivable

Long term-accounts receivable balances at March 31, 2026 and June 30, 2025 amounted to $3,040 and $3,550, respectively. The Company will generate revenue from long-term, non-cancellable contracts to provide service and repair services. Future revenue to be recognized over the following four years as of March 31, 2026 is as follows:

2028	$1,491
2029	1,119
2030	622
2031	41
Total	$3,273

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

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

For LLCs owned by the Company, approximately 64.6% and 58.8% of net revenues were derived from no-fault and personal injury protection for the three months ended March 31, 2026 and 2025, respectively.

For LLCs owned by the Company, approximately 63.7% and 60.1% of net revenues were derived from no-fault and personal injury protection for the nine months ended March 31, 2026 and 2025, respectively.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.2% and 11.0% of the consolidated net revenues for the three months ended March 31, 2026 and 2025, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.4% and 11.6% of the consolidated net revenues for the nine months ended March 31, 2026 and 2025.

NOTE 4 – OPERATING AND FINANCING LEASES

The Company accounts for its various operating leases in accordance with Accounting Standards Codification (ASC) 842 – “Leases”, as updated by ASU 2016-02. At the inception of a lease, the Company recognizes right-of-use lease assets and related lease liabilities measured at present value of future lease payments on its balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company’s most common initial term varies in length from 2 to 19 years. Including renewal options negotiated with the landlord, we have a total span of 2 to 16 years at the facilities we lease. The Company reviewed its contracts with vendors and customers, determining that its right-of-use lease assets consisted of only office space operating leases. In determining the right-of-use lease assets and liabilities, the Company did recognize lease extension options which the Company feels would be reasonably exercised. Our incremental borrowing rate (“IBR”) used to discount the stream of operating lease payments is closely related to the interest rates available to the Company.

A reconciliation of operating and financing lease payments undiscounted cash flows to lease liabilities recognized as of March 31, 2026 is as follows:

12 Months Ending March 31,	Operating Lease Payments	Financing Lease Payments
2027	$6,204	$224
2028	6,057	—
2029	5,791	—
2030	5,708	—
2031	5,259	—
Thereafter	23,082	—
Present value discount	(13,494)	—
Total lease liability	$38,607	$224

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 – OPERATING AND FINANCING LEASES (CONTINUED)

Weighted Average Remaining Lease Term

	For the nine months ended March 31,
	2026	2025
Operating leases - years	9.6	10.4
Finance lease - years	0.9	1.9
Weighted Average Discount Rate
Operating leases	6.6%	6.5%
Finance lease	3.6%	3.6%

The components of lease expense were as follows:

Components of lease expense
	For the nine months ended March 31,
	2026	2025
Operating lease cost	$4,770	$4,608
Finance lease cost:
Depreciation of leased equipment	$169	$162
Interest on lease liabilities	—	12
Total finance lease cost	$185	$174

Supplemental cash flow information related to leases was as follows:

Supplemental cash flow information related to leases
	For the nine months ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$4,275	$4,313
Financing cash flows from financing leases	$183	$183
Right-of-use and equipment assets obtained in exchange for lease obligations:
Operating leases	$2,711	$2,320

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization included in the accompanying condensed consolidated balance sheets is comprised of:

	March 31, 2026	June 30, 2025
Diagnostic equipment	$37,291	$35,277
Research, development and demonstration equipment	6,499	6,491
Machinery and equipment	2,128	2,128
Furniture and fixtures	3,890	3,756
Leasehold improvements	17,986	17,707
Building	940	940
	68,734	66,299
Less: Accumulated depreciation and amortization	50,535	47,767
	$18,199	$18,532

Depreciation of property and equipment for the three months ended March 31, 2026 and 2025 was $934 and $998, respectively. Depreciation of property and equipment for the nine months ended March 31, 2026 and 2025 was $2,768 and $ 2,998, respectively.

NOTE 6 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2026	June 30, 2025
Purchased parts, components and supplies	$2,772	$2,631
Work-in-process	60	182
Total inventories	$2,832	$2,813

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	Weighted average useful lives	Gross carrying amount – March 31, 2026	Accumulated amortization – March 31, 2026	Net carrying amount – March 31, 2026
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software license	3 years	1,260	(1,040)	220
Patents and copy rights	15 years	5,227	(4,358)	869
Non-compete	2-7 years	4,650	(4,292)	358
Customer relationships	20 years	3,900	(2,536)	1,364
Total		$22,042	$(19,231)	$2,811

	Weighted average useful lives	Gross carrying amount – June 30, 2025	Accumulated amortization – June 30, 2025	Net carrying amount – June 30, 2025
Capitalized software development costs	5 years	$7,005	$(7,005)	$—
Software license	3 years	1,260	(756)	504
Patents and copy rights	15 years	5,229	(4,255)	974
Non-compete	7 years	4,150	(4,150)	—
Customer relationships	20 years	3,900	(2,386)	1,514
Total		$21,544	$(18,552)	$2,992

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended March 31, 2026 and 2025 amounted to $34 and $37, respectively. Amortization of patents and copyrights for the nine months ended March 31, 2026 and 2025 amounted to $103 and $114, respectively.

Amortization of customer relationships for the three months ended March 31, 2026 and 2025 amounted to $50 and $50, respectively. Amortization of customer relationships for the nine months ended March 31, 2026 and 2025 amounted to $150 and $150, respectively.

Amortization of software license for the three months ended March 31, 2026 and 2025 amounted to $94 and $94, respectively. Amortization of software license for the nine months ended March 31, 2026 and 2025 amounted to $284 and $284, respectively.

Amortization of employment contract for the three months ended March 31, 2026 and 2025 amounted to $40 and $0, respectively. Amortization of employment contract for the nine months ended March 31, 2026 and 2025 amounted to $142 and $0, respectively.

The estimated amortization of other intangible assets for the five years ending March 31, 2031 and thereafter is as follows:

Schedule Of Other Intangible Assets For the Years Ending March 31,	Total	Software License	Non- Compete	Patents and Copyrights	Customer Relationships
2027	$704	$220	$159	$125	$200
2028	468	—	159	109	200
2029	337	—	40	97	200
2030	293	—	—	93	200
2031	287	—	—	87	200
Thereafter	722	—	—	358	364
Other intangible assets - net	$2,811	$220	$358	$869	$1,364

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	March 31, 2026	June 30, 2025
Accrued salaries, commissions and payroll taxes	$1,758	$3,994
Sales tax payable	255	249
Self-funded health insurance reserve	108	260
Property taxes	359	392
Utilities	148	449
Legal and other professional fees	698	93
Accounting fees	124	38
Software licenses	245	442
Recruiting fees	—	136
Other general and administrative expenses	1000	922
Other current liabilities	$4,695	$6,975

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Three months ended March 31, 2026	Equipment	Centers	Totals
Net revenues from external customers	$2,282	$24,190	$26,472
Cost of Sales
Salaries and wages	909	5,465	6,374
Rent expense	—	1,233	1,233
Other Cost of sales expenses**	538	7,086	7,624
Total Cost of sales	$1,447	$13,784	$15,231
Research and development
Salaries and wages	194	—	194
Other research and development costs**	230	—	230
Total Research and development costs	$424	$—	$424
Selling, general and administrative expenses
Salaries and wages	443	3,145	3,588
Rent expense	313	18	331
Other selling, general and administrative expenses**	2,323	2,131	4,454
Total Selling, general and administrative expenses	$3,079	$5,294	$8,373
Total costs and expenses	$4,950	$19,078	$24,028
(Loss) Income from operations	$(2,668)	$5,112	$2,444
Investment income	20	343	363
Other income	16	(3)	13
(Loss) Income before provision for income taxes	$(2,632)	$5,452	$2,820
Provision for income taxes	(379)	(113)	(492)
Net (Loss) income	$(2,253)	$5,339	$2,328
Intersegment net revenues *	307	—	307
Depreciation and amortization	55	1,051	1,106

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Three months ended March 31, 2025	Equipment	Centers	Totals
Net revenues from external customers	$2,395	$24,770	$27,165
Cost of Sales
Salaries and wages	924	4,848	5,772
Rent expense	—	1,224	1,224
Other Cost of sales expenses**	635	7,440	8,075
Total Cost of sales	$1,559	$13,512	$15,071
Research and development
Salaries and wages	192	—	192
Other research and development costs**	249	—	249
Total Research and development costs	$441	$—	$441
Selling, general and administrative expenses
Salaries and wages	668	2,905	3,573
Rent expense	313	22	335
Other selling, general and administrative expenses**	787	3,296	4,083
Total Selling, general and administrative expenses	$1,768	$6,223	$7,991
Total costs and expenses	$3,768	$19,735	$23,503
(Loss) Income from operations	$(1,373)	$5,035	$3,662
Investment income	25	438	463
Other income (expense)	12	(7)	5
(Loss) Income before provision for income taxes	$(1,336)	$5,466	$4,130
Provision for income taxes	(902)	(104)	(1,006)
Net (Loss) income	$(2,238)	$5,362	$3,124
Intersegment net revenues *	294	—	294
Depreciation and amortization	52	1,186	1,238

*Amounts eliminated in consolidation

** Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Nine months ended March 31, 2026	Equipment	Centers	Totals
Net revenues from external customers	$7,191	$70,871	$78,062
Cost of Sales
Salaries and wages	2,808	15,461	18,269
Rent expense	—	3,778	3,778
Other Cost of sales expenses**	1,468	23,165	24,633
Total Cost of sales	$4,276	$42,404	$46,680
Research and development
Salaries and wages	610	—	610
Other research and development costs**	709	—	709
Total Research and development costs	$1,319	$—	$1,319
Selling, general and administrative expenses
Salaries and wages	1,492	8,600	10,092
Rent expense	939	54	993
Other selling, general and administrative expenses**	4,507	5,833	10,340
Total Selling, general and administrative expenses	$6,938	$14,487	$21,425
Total costs and expenses	$12,533	$56,891	$69,424
(Loss) Income from operations	$(5,342)	$13,980	$8,638
Investment income	61	1,207	1,268
Other income (expense)	47	(9)	38
(Loss) Income before provision for income taxes	$(5,234)	$15,178	$9,944
Provision for income taxes	(2,163)	(244)	(2,407)
Net (Loss) income	$(7,397)	$14,934	$7,537
Intersegment net revenues *	919	—	919
Depreciation and amortization	149	3,298	3,447
Total identifiable assets	$34,007	$185,215	$219,222

* Amounts eliminated in consolidation

** Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (CONTINUED)

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Nine months ended March 31, 2025	Equipment	Centers	Totals
Net revenues from external customers	$6,382	$70,693	$77,075
Cost of Sales
Salaries and wages	2,736	14,419	17,155
Rent expense	—	3,601	3,601
Other Cost of sales expenses**	1,390	23,046	24,436
Total Cost of sales	$4,126	$41,066	$45,192
Research and development
Salaries and wages	561	—	561
Other research and development costs**	563	—	563
Total Research and development costs	$1,124	$—	$1,124
Selling, general and administrative expenses
Salaries and wages	1,701	8,216	9,917
Rent expense	939	68	1,007
Other selling, general and administrative expenses**	2,200	6,931	9,131
Total Selling, general and administrative expenses	$4,840	$15,215	$20,055
Total costs and expenses	$10,090	$56,281	$66,371
(Loss) Income from operations	$(3,708)	$14,412	$10,704
Investment income	83	1,543	1,626
Other income (expense)	38	(21)	17
(Loss) Income before provision for income taxes	$(3,587)	$15,934	$12,347
Provision for income taxes	(2,796)	(222)	(3,018)
Net (Loss) income	$(6,383)	$15,712	$9,329
Intersegment net revenues *	881	—	881
Depreciation and amortization	157	2,184	2,341
Total identifiable assets	$33,577	$181,346	$214,923

* Amounts eliminated in consolidation

** Other segment costs include supplies, professional fees, marketing expenses, repairs and maintenance and other operational costs.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2026 and 2025, the Company paid $8 and $21 for interest, respectively.

During the nine months ended March 31, 2026 and 2025, the Company paid $1,044 and $4,190 for income taxes, respectively.

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

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

Other than as described under Note 14, there were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2025.

Other Matters

On September 13, 2022, the Company adopted a stock repurchase plan. The plan has no expiration date and the Company cannot determine the number of shares which will be repurchased. On September 26, 2022, the Board of Directors approved up to $9,000 to be repurchased under the plan which will be purchased on the publicly traded open market at prevailing prices. The stock repurchase plan was suspended in the fourth quarter of fiscal 2025 due to the pending take private offer. During the nine months ended March 31, 2026 and 2025, the Company repurchased 0 and 115 shares at a cost of $0 and $1,806, respectively. The Company cancelled 31 shares and 125 shares at a cost of $465 and $1,963 for the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the remaining balance under the repurchase plan was $2,928.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for individual claims to $150 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2026 and June 30, 2025, the Company had approximately $108 and $260, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, “Income Taxes – Interim Reporting”, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the nine months ended March 31, 2026 and 2025, the Company recorded income tax expense of $2,407 and $3,018, respectively. For the nine months of fiscal 2026 and fiscal 2025, the income tax provision is comprised of a current income tax component of $2,252 and a deferred income tax component of $155 and a current income tax component of $2,140 and a deferred income tax component of $878, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $492 and $1,006, respectively. Obligations for any liability associated with the current income tax provision has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $6,195 and a deferred tax liability of $321 as of March 31, 2026, primarily relating to allowance for credit losses and tax credits.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2021.

Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. As of March 31, 2026, no such changes in ownership have occurred.

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

MARCH 31, 2026 and 2025

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS

Tallahassee Magnetic Resonance Imaging, Inc., Stand Up MRI of Boca Raton, Inc., and Stand Up MRI & Diagnostic Center, Inc. (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. As of March 31, 2026 and June 30, 2025, the net revenues owed to the Company was $10,042 and $9,748, respectively.

Bensonhurst MRI Limited Partnership (“Bensonhurst”), in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110 per annum. On February 1, 2024, Bensonhurst entered into a second contract with the Company for the service and maintenance of a High-Field MRI Scanner for a price of $70 per annum. For the nine months ended March 31, 2026 and 2025, the Company recorded service and repair fees of $135 and $135, respectively, from Bensonhurst. Also during the nine months ended March 31, 2026 and 2025, the Company charged Bensonhurst $513 and $340, respectively, for reimbursable salaries and marketing expenses.

Integrity Healthcare Management, LLC, which is owned by the CEO and President of the Company, owns a 7.1% interest in HMCA’s Class A membership and receives distributions from the Company.

Radian Healthcare Management, LLC (“Radian”), which is owned by the son-in-law of the CEO and President of the Company, provided the Company with personnel recruitment of new employees at a fee of approximately $125 and $150 for the nine months ended March 31, 2026 and 2025, respectively.

On December 31, 2023, the Company entered into an agreement with Magnetic Resonance Management, LLC (“MRM”) for the sale of a MRI scanner. MRM is owned by the CEO and President of the Company. The sales price of the equipment was $577 which is payable based upon a promissory note dated December 1, 2023. The note bears interest at a rate of 9% and is payable in full at the maturity of the note in December 2028. During the nine months ended March 31, 2026 and 2025, the Company recorded $36 and $39 in investment income, respectively, on this promissory note. Also during the three months ended March 31, 2026 and 2025, the Company recorded $12 and $13 in investment income, respectively. The Company has the option but not the obligation to re-take possession of the scanner in lieu of payment upon maturity of the note.

There were special one-time cash fee paid to the Company’s disinterested directors for their service on the Special Committee, which were paid in six equal monthly installments beginning in July 2025 and ending in December 2025 and were not contingent on consummation of the Merger or upon any other factor. Rick Turk received $200 as Chair of the committee and Robert Carrino received $175.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2026 and through the date the condensed consolidated financial statements were issued.

On April 16, 202, the Company filed a definitive proxy statement under Regulation 14A of the Exchange Act, and a related Transaction Statement on Schedule 13E-3/A, as amended, with the SEC in connection with the proposed Merger, for use at a special meeting of the Company’s stockholders (the “Special Meeting”) scheduled for 11:00 a.m., New York time, on May 28, 2026. At the Special Meeting, stockholders will be asked to consider and vote upon, among other things, a proposal to adopt the Merger Agreement.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of the Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended June 30, 2025 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on September 22, 2025.

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

Proposed Going-Private Transaction

On December 23, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a subsidiary of Parent following such Merger. Parent and Merger Sub are each affiliated with and owned and controlled by Timothy Damadian, the Company’s Chief Executive Officer and Chairman of our Board of Directors. Timothy Damadian and other members of a group of 57 total (including Parent and Merger Sub) individuals, trusts, corporations and limited liability companies (we refer to this group, collectively, as the “Acquisition Group”) have proposed to acquire the Company pursuant to and on the terms and conditions set forth in the Merger Agreement. Under the Merger Agreement, at the Effective Time, each share of our capital stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, defined below) will be converted into the right to receive cash, without interest and subject to deduction for any required withholding tax, in an amount equal to the applicable Per Share Price of: (i) $19.00 per share of Common Stock, (ii) $19.00 per share of Class B Common Stock, (iii) $6.34 per share of Class C Common Stock, and (iv) $10.50 per share of Class A Non-voting Preferred Stock. Excluded Shares (including shares held by Parent, by the Company or any of their respective subsidiaries, and treasury shares) will not receive any Merger consideration. Pursuant to the terms of the Equity Commitment Agreements, the members of the Acquisition Group who are FONAR stockholders will, immediately prior to the Merger, cause all of their shares of Company Capital Stock and Class A Non-voting Preferred Stock to be contributed (or, alternatively, may elect to contribute an amount of cash equal to the aggregate Per Share Price for all of their FONAR shares) to Parent in exchange for membership units of Parent. All of such shares contributed to Parent are Excluded Shares that at the Effective Time will not receive any Merger consideration.

On April 16, 2026, the Company filed a definitive proxy statement and related Transaction Statement on Schedule 13E-3/A with the SEC in connection with the proposed Merger, for use at a special meeting of the Company’s stockholders scheduled for May 28, 2026. For additional information, see Part II, Item 1 – Legal Proceedings.

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

FONAR CORPORATION AND SUBSIDIARIES

We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.

For a summary of the transaction, see our Form 8-K filed with the SEC on December 30, 2025.

Results of Operations

We operate in two reportable segments: the manufacture and servicing of medical (“MRI”) equipment, which is conducted by FONAR and diagnostic facilities management services, which is conducted through HMCA.

For the nine-month period ended March 31, 2026, we reported net income of $7.5 million on revenues of $78.1 million as compared to net income of $9.3 million on revenues of $77.1 million for the nine-month period ended March 31, 2025. Operating income decreased from $10.7 million for the nine-month period ended March 31, 2025 to $8.6 million for the nine-month period ended March 31, 2026. Revenues from product sales and service and repair fees increased from $6.4 million for the first nine-months of fiscal 2025 to $7.2 million for the first nine-months of fiscal 2026.

For the three-month period ended March 31, 2026, we reported a net income of $2.3 million on revenues of $26.5 million as compared to net income of $3.1 million on revenues of $27.2 for the three-month period ended March 31, 2025.

The revenue increase, from $77.1 million for the nine months of fiscal 2025 to $78.1 million for the nine months of fiscal 2026, was due to increases in management and other fees of $1.5 million, from $46.4 million for the nine-months of fiscal 2025 to $47.9 million for the nine months of fiscal 2026 along with increases in product sales and service and repair fees of $800,000, from $6.4 million for the nine months of fiscal 2025 to $7.2 million for the nine months of fiscal 2026. This was offset by a decrease of approximately $1.3 million in patient fee revenue from $24.3 million for the first nine months of fiscal 2025 to $23.0 million for the first nine months of fiscal 2026.

The decrease in revenue from $27.2 million for the three-month period ended March 31, 2025 to $26.5 million for the three-month period ended March 31, 2026 can be attributed mainly due to a decrease in patient fee revenue. Patient fee revenue for the three-month period ended March 31, 2026 was $8.1 million as compared to $8.9 million for the three-month period ended March 31, 2025.

During the first nine months of fiscal 2026, the aggregate number of scans performed by the sites we own and manage increased to 165,612 scans from 160,844 scans in the first nine months of fiscal 2025. We attribute this increase to additional marketing efforts, adopted operational efficiencies, and to the absence of hurricane related closures that we experienced in the first fiscal quarter of 2025.

As a result of our costs and expenses increasing more than our revenue, our operating income to decrease to $8.6 million for the nine months ended March 31, 2026 as compared to $10.7 million for the nine months ended March 31, 2025. The revenue decrease came be attributable to the patient fee revenue where we have had increased competition in several locations in Florida. In terms of percentages, costs and expenses increased 4.5% to $69.4 million for the first nine months of fiscal 2026 as compared to $66.4 million for the first nine months of fiscal 2025, while revenues increased 1.3% to $78.1 million for the first nine months of fiscal 2026 as compared to $77.1 million for the first nine months of fiscal 2025.

FONAR CORPORATION AND SUBSIDIARIES

In a similar comparison, our operating income decreased from $3.7 million for the three months ended March 31, 2025 to $2.4 million for the three months ended March 31, 2026. This is a result of revenues decreasing from $27.2 million for the three months ended March 31, 2025 to $26.5 million for the three months ended March 31, 2026 while total costs and expenses increased from $23.5 million for the three months ended March 31, 2025 to $24.0 million for the three months ended March 31, 2026.

The increase in costs and expenses is attributable to several factors. The Company incurred expenses related to the proposed take private transaction in the form of legal fees, independent director compensation, and financial advisor fees. The Company continues to make significant expenditures related to information technology software and cybersecurity improvements in response to deficiencies that were identified during our most recent audit. Further, we took additional credit losses of $169,000. Other additional costs incurred were due to the expenses relating to our subsidiary dedicated to the maintenance and repair of non-FONAR equipment. These costs were lower in the prior period.

Management of Diagnostic Imaging Centers

HMCA revenues increased slightly in the first nine months of fiscal 2026 by 0.1% to $70.8 million from $70.7 million for the first nine months of fiscal 2025. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our total revenues decreased slightly to 90.6% for the first nine months of fiscal 2026, from 91.7% for the first nine months of fiscal 2025.

HMCA’s revenues decreased slightly in the three months ended March 31, 2026 by 2.5% to $24.2 million from $24.8 million for the three months ended March 31, 2025.

HMCA’s operating income for the first nine months of fiscal 2026 was $14.0 million compared to operating income of $14.4 million for the first nine months of fiscal 2025. The decrease in operating revenue was mainly due to increased costs and expenses.

HMCA’s cost of revenues for the first nine months of fiscal 2026 increased to $42.4 million as compared to $41.1 million for the first nine months of fiscal 2025. HMCA’s cost of revenues also increased from $13.5 million for the three months ended March 31, 2025 to $13.8 million for the three months ended March 31, 2026. This increase is the result of increased expenses from scanning volume at our HMCA-managed sites, where revenues are fixed pursuant to the management agreements.

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

Medical Equipment - Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $517,000 for the first nine months of fiscal 2026 from $200,000 for the first nine months of fiscal 2025. Costs related to product sales increased from $761,000 for the nine-month period ended March 31, 2025 to $816,000 for the nine-month period ended March 31, 2026. Economic uncertainty and lower reimbursement rates for MRI scans have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g., multi-positional scanning). Due to the low sales volumes of our MRI product, period to period comparisons are not necessarily indicative of any trends.

        Service and repair fees revenue increased to $6.7 million for the nine-month period ended March 31, 2026 from $6.2 million for the nine-month period ended March 31, 2025. Service and repair fees revenue decreased slightly to $2.2 million for the three-month period ended March 31, 2026 from $2.3 million for the three-month period ended March 31, 2025.

Costs relating to providing services increased to $3.5 million in the first nine months of fiscal 2026 as compared to $3.4 million for the first nine months of fiscal 2025. These costs are attributable to spending on our subsidiary dedicated to the maintenance and repair of non-FONAR MRI equipment. Because of our ability to remotely monitor the performance of customers’ scanners on a daily basis and to detect and repair any irregularities before more serious and costly problems develop, we have been able to contain our costs of providing service.

There were approximately $587,000 in foreign revenues for the first nine months of fiscal 2026 as compared to $478,000 for the first nine months of fiscal 2025.

Consolidated

For the first nine months of fiscal 2026, our consolidated net revenues increased by 1.3% to $78.1 million from $77.1 million for the first nine months of fiscal 2025, and total costs and expenses increased by 4.5% to $69.4 million for the first nine months of fiscal 2026 as compared to $66.4 million for the first nine months of fiscal 2025, respectively. As a result, our operating income decreased to $8.6 million in the first nine months of fiscal 2026 as compared to $10.7 million in the first nine months of fiscal 2025. An increase in selling, general and other administrative costs and costs related to management and other fees resulted in cost and expenses increasing at a much higher percentage as compared to the increase in net revenues.

FONAR CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses increased to $21.4 million in the first nine months of fiscal 2026 from $20.1 million in the first nine months of fiscal 2025. As detailed above, several factors contributed to this increase, including expenses related to the proposed merger, spending associated with information technology and cybersecurity infrastructure improvement, and the fiscal 2025 adjustment of expense accrual.

Research and development expenses increased by 18.0% to $1.3 million for the first nine months of fiscal 2026 from $1.1 million for the first nine months of fiscal 2025.

Interest expense in the first nine months of fiscal 2026 decreased by 62.5% to $8 from $21 in the first nine months of fiscal 2025.

The results of operations for the first nine months of fiscal 2026 reflect an increase in revenues from product sales and service and repair fees, as compared to the first nine months of fiscal 2025 ($7.2 million for the first nine months of fiscal 2026 as compared to $6.4 million for the first nine months of fiscal 2025), coupled with an increase in the total cost and expenses ($69.4 million for the first nine months of fiscal 2026 as compared to $66.4 million for the first nine months of fiscal 2025). Revenues were 9.2% from the MRI equipment segment and 90.8% from HMCA, for the first nine months of fiscal 2026, as compared to 8.3% from the MRI equipment segment and 91.7% from HMCA for the first nine months of fiscal 2025.

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

Cash and cash equivalents, and short-term investments decreased from $56.5 million at June 30, 2025 to $53.8 million at March 31, 2026.

Cash provided by operating activities for the first nine months of fiscal 2026 was $3.4 million. Cash provided by operating activities was attributable principally to net income of $7.8 million, adjusted for depreciation and amortization of $3.4 million, and an increase in accounts payable of $985 offset primarily by an increase in accounts, management fee receivables and medical receivables of $5.4 million, a recovery for credit losses of $183, a decrease of other assets of $415, and a decrease in other current liabilities of $3.2 million.

Cash used in investing activities for the first nine months of fiscal 2026 was $2.9 million. Cash used in investing activities during the first nine months of fiscal 2026 consisted of a non-compete agreement of $500, and the purchase of property and equipment of $2.4 million.

Cash used in financing activities for the first nine months of fiscal 2026 was $3.2 million. The principal uses of cash in financing activities during the first nine months of fiscal 2026 was distributions to non-controlling interests of $3.2 million.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 3.5% to $54.8 million at March 31, 2026 from $56.8 million at June 30, 2025. “Other” current liabilities decreased by 32.6% to $4.7 million at March 31, 2026 from $7.0 million at June 30, 2025. Accounts payable increased by 76.9% to $2.3 million at March 31, 2026 as compared to $1.3 million at June 30, 2025. The long-term portion of operating lease liability decreased from $35.1 million at June 30, 2025 to $34.8 million at March 31, 2026.

As of March 31, 2026, the total of $4.7 million in “other” current liabilities included accrued salaries and payroll taxes of $1.8 million, utilities payable of $148, software licenses of $245, property taxes of $359 and other general and administrative expenses of $1.0 million.

Our working capital increased to $131.9 million at March 31, 2026 from $127.5 million at June 30, 2025. This resulted from an increase in current assets ($144.7 million at June 30, 2025 as compared to $148.0 million at March 31, 2026), and a decrease in current liabilities from $17.1 million at June 30, 2025 to $16.1 million at March 31, 2026.

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

We are not aware of any other trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash generating capabilities and ability to secure additional financing, if necessary, are sufficient to finance our capital expenditures and other operating activities for at least the next 12 months. The Company also believes that its business plan has been responsible for its profitability in the past ten consecutive fiscal years and first nine months of fiscal 2026, and that its capital resources will be adequate to support operations through a year from the date of filing. The future effects on our business of healthcare legislation, the tariffs on sales of foreign made medical equipment, reimbursement rates, public health conditions and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these and other causes.

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

After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our CEO and COO have concluded that these disclosure controls and procedures were not effective as of March 31, 2026.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

FONAR CORPORATION AND SUBSIDIARIES

The following material weakness was identified as of June 30, 2025 and continues to exist as of March 31, 2026:

●	•Management did not maintain effective information technology general controls in the areas of logical access management within its systems supporting the Company’s accounting and reporting processes.

This material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented; there is a possibility they could lead to a material misstatement of account balances or disclosures.

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and is implementing steps to remediate the material weaknesses. While the Company has made progress during the fiscal year 2026, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness and the remediation plan described above, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the first three quarters of fiscal year 2026.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: Other than as described below here in this Item 1 of this Form 10-Q, there have been no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2025.

FONAR CORPORATION AND SUBSIDIARIES

On February 2, 2026, a Verified Stockholder Class Action Complaint entitled Bruce Taylor v. Fonar Corporation et al., C.A. No. 2026-0142-JTL (Del. Ch.) (the “Complaint”), was filed in the Delaware Court of Chancery by a putative FONAR stockholder (the “Delaware Plaintiff”), on behalf of himself and all other similarly situated stockholders, against FONAR, the Parent Entities and members of the FONAR Board. The Complaint alleges that the Parent Entities reached an “agreement, arrangement or understanding,” as those terms are defined in Section 203 of the Delaware General Corporation Law (“DGCL”) (“Section 203”), among certain FONAR stockholders prior to the FONAR Board’s approval of the Merger, thereby triggering Section 203’s requirement that at least 66 2/3% of the outstanding Company Capital Stock unaffiliated with the Parent Entities vote in favor of the Merger (after giving effect to the respective voting powers of each class of Company Capital Stock under FONAR’s existing amended and restated certificate of incorporation). The Complaint seeks, among other things (1) an order declaring that the Merger is subject to Section 203’s supermajority voting requirement, (2) an order enjoining the vote on the Merger unless and until stockholders are informed that the Merger can close only if it is subject to Section 203’s supermajority voting requirement and (3) a finding that the members of the Board of Directors breached their fiduciary duties by entering into the Merger Agreement without providing for a supermajority stockholder vote, contemplated by Section 203. Fonar disputes the Complaint’s allegations, including the allegation that Section 203’s supermajority voting requirement applies to the Merger.

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

FONAR CORPORATION AND SUBSIDIARIES

4. Cybersecurity threats. Diagnostic imaging centers have increasingly become a target for threat actors. Our organization relies on information technology systems and computer networks to operate. Our partners, vendors, and business associates are equally reliant on their own computer systems to provide the services that we depend on to perform core functions. Data incidents in the form of breaches, ransomware attacks, denial-of-service attacks, and a variety of other hazards could materially disrupt our operations, or the operations of our partners. The costs to respond to such incidents related to rebuilding internal systems, restoring data, responding to regulatory investigations and/or litigation could be significant. Our cybersecurity liability insurance may be inadequate to cover these losses. Management identified a material weakness in our internal controls over our information technology systems during the fiscal year ending June 30, 2025. While management has enacted a plan for remediation by improving these internal controls and implementing additional controls, there is no guarantee these remediation efforts will be adequate. Further, there is no guarantee that other, unidentified risks could negatively impact our operations in the future. The cost of maintaining and improving our information technology security to protect ourselves from these threats, and to comply with associated regulatory requirements related to cybersecurity, has increased substantially and will continue to increase in the future. Previous cybersecurity incidents have not materially affected our results of operations or financial condition. However, cybersecurity threats have the potential to significantly impair our operations and the operations of the various third parties upon whom we rely. Risks outside of our control, such as cybersecurity attacks to our partners, vendors and business associates could threaten our ability to operate and reduce operating margins.

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

6. Changes in Florida Insurance Law. In 2023, Florida enacted House Bill 837. Dubbed the Tort Reform Act, the bill made sweeping changes to Florida’s negligence laws that negatively impact our Florida diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, higher administrative costs, lower volume, and lower reimbursement rates. Florida legislators continue to propose significant changes to the current structure of Florida’s insurance industry, including an annual proposal to repeal of Florida’s no-fault insurance law and replace it with a fault-based system. This proposal was vetoed by Governor Ron DeSantis after passing both houses in 2021, but similar legislation was proposed in 2022, 2023 and 2025. A similar proposal was made in the 2026 legislative sessions in the form of Senate Bill 522 and House Bill 1181. A repeal of the no-fault law will result in significant delays in payment for the services we render and will have a negative effect on our operations.

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

As previously disclosed, on December 23, 2025, FONAR entered into the Merger Agreement providing for our acquisition by FONAR, LLC (Parent) through a Merger with FONAR Acquisition Sub, Inc. (Merger Sub). Parent and Merger Sub are entities affiliated with and owned and controlled, directly or indirectly, by Timothy Damadian, the Company’s Chief Executive Officer and Chairman of our Board of Directors, and the sole manager of Parent. The completion of the Merger is subject to the satisfaction of various conditions, including, among other things: (i) the approval by the Company’s stockholders in favor of the adoption of the Merger Agreement providing for the Merger by the Requisite Company Vote (consisting of the Company Stockholder Approval and the Disinterested Stockholder Approval) at the Special Meeting; (ii) the expiration or termination of any applicable waiting periods; (iii) the consummation of the Merger not being restrained, enjoined, rendered illegal or otherwise prohibited by any law or order of any governmental authority of competent jurisdiction; (iv) the receipt of all consents, approvals and other authorizations of any governmental entity required to consummate the Merger and the other transactions contemplated by the Merger Agreement, free of any condition that would reasonably be expected to have a Company Material Adverse Effect or a material adverse effect on Parent’s and Merger Sub’s ability to consummate the transactions contemplated by the Merger Agreement; (v) the accuracy of the parties’ representations and warranties, subject to certain qualifiers; and (vi) the parties’ compliance in all material respects with their respective pre-closing covenants, subject to the terms of the Merger Agreement. On April 16, 2026, the Company filed a definitive proxy statement and related Transaction Statement on Schedule 13E-3/A with the SEC in connection with the proposed Merger, for use at a special meeting of the Company’s stockholders scheduled for May 28, 2026. The original End Date under the Merger Agreement was March 12, 2026. However because the Company’s definitive proxy statement in connection with the Special Meeting was not filed until April 16, 2026, the End Date has been automatically extended pursuant to the terms of the Merger Agreement to the later of 90 days following (a) the date of the Company’s definitive proxy statement in connection with the Special Meeting was filed and (b) the date, if applicable, upon which any government review or investigation, including without limitation, any review or investigation by the SEC, is completed. Subject to the satisfaction or waiver of the conditions to the Closing, the Company currently expects to complete the Merger in its fourth fiscal quarter of 2026 although there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that events will not occur that could delay or prevent satisfaction of these conditions.

If the Merger is not consummated for any reason, the trading price of our Common Stock may decline to the extent that it reflects positive market assumptions that the Merger will be completed and related benefits realized, and our business, prospects or results of operations may be adversely impacted. We may also be subject to additional risks if the Merger is not completed, including:

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

●	continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents, and indemnification agreements the Company has entered into with each of its directors and executive officers;

●	the roles and equity arrangements of certain directors and officers who are members of the Acquisition Group and FONAR stockholders, including: (i) Mr. Damadian (our Chief Executive Officer, President, Treasurer and Chairman of the FONAR Board), who will continue following the Merger as the sole manager of Parent and pursuant to the terms of the Merger Agreement will serve as the President, Chief Executive Officer, Treasurer and sole director of the surviving corporation, will contribute all of his FONAR shares (or, alternatively, may elect in accordance with the terms of his Equity Commitment Agreement to contribute an amount of cash equal to the aggregate Per Share Price for all of his FONAR shares) to Parent in exchange for an aggregate of 125,262 Class B membership units of Parent and has also committed to subscribe for an aggregate of 554,714 Class B membership units of Parent for a total subscription price of $10,539,572 in cash; (ii) Mr. Luciano Bonanni (our Chief Operating Officer, Executive Vice President and acting Principal Financial Officer), who pursuant to the terms of the Merger Agreement will serve as the Chief Operating Officer and Executive Vice President of the surviving corporation, will contribute all of his FONAR shares (or, alternatively, may elect in accordance with the terms of his Equity Commitment Agreement to contribute an amount of cash equal to the aggregate Per Share Price for all of his FONAR shares)to Parent in exchange for an aggregate of 54,963 Class B membership units of Parent and has also committed to subscribe for an aggregate of 34,211 Class B membership units of Parent for a total subscription price of $650,000 in cash; and (iii) Mr. Ronald Lehman (a director of the Company), who will contribute all of his FONAR shares (or, alternatively, may elect in accordance with the terms of his Equity Commitment Agreement to contribute an amount of cash equal to the aggregate Per Share Price for all of his FONAR shares) to Parent in exchange for an aggregate of 4,330 Class B membership units of Parent and has also committed to subscribe for an aggregate of 48,684 Class B membership units of Parent for a total subscription price of $925,000 in cash, pursuant to Parent’s equity financing; and

●	Special one-time cash fees paid to the Company’s disinterested directors for their service on the Special Committee, which were paid in six equal monthly installments beginning in July 2025 and ending in December 2025 and were not contingent on consummation of the Merger or upon any other factor, with Mr. Turk receiving $200,000 as Chair and Mr. Carrino receiving $175,000.

●	FONAR or Parent may waive one or more of the conditions to closing of the Merger without re-soliciting stockholder approval.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Parent has obtained financing commitments to fund the Merger, including a $35,000,000 debt commitment from OceanFirst Bank, N.A. pursuant to the bank commitment letter, $10,225,000 of private debt commitments, and an aggregate of $47,440,504 of commitments comprised of rollover equity and new cash pursuant to Parent’s equity financing, together with the Company’s cash on hand to fund the aggregate Per Share Price to be paid to the Company’s unaffiliated stockholders pursuant to the Merger Agreement and all related fees, expenses and other amount required. These financing commitments are subject to conditions, including execution of definitive documentation, specified minimum equity and private debt funding, liquidity and other customary closing conditions. The bank commitment letter terminates on the earliest of the closing of the Merger, the valid termination of the Merger Agreement, or June 12, 2026. Although the bank debt financing is not subject to due diligence or a “market out” provision, which allows lenders not to fund their commitments if certain conditions in the financial markets prevail, there is still a risk that the bank debt financing or any other financing may not be funded when required. As of the date of this Form 10-Q, no alternative financing arrangements or alternative financing plans have been made if the bank debt financing or any other financing is not available as anticipated, which could delay or prevent completion of the Merger. However, the transactions contemplated by the Merger Agreement are not contingent on Parent’s ability to obtain the contemplated financing or any alternative financing.

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

The following table summarizes the number of shares repurchased during the three months ended March 31, 2026:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Program (In Thousands)
January 1, 2026 – January 31, 2026	—	—	—	$2,928
February 1, 2026 – February 28, 2026	—	—	—	$2,928
March 1, 2026 – March 31, 2026	—	—	—	$2,928
Total	—	—	—

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosures: Not Applicable

Item 5 - Other Information:

Rule 10b5-1 Trading Plan

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, a Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

FONAR CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated December 23, 2025, by and among FONAR Corporation, FONAR, LLC and FONAR Acquisition Sub, Inc.
10.1†	Form of Voting Agreement entered into on December 23, 2025 by FONAR Corporation with each member of the Acquisition Group.
31.1	Rule 13a-14(a) Certification.
32.1*	Section 1350 Certification.
99.1	Report on Form 8-K filed on February 17, 2026, Item 2.02: Results of Operations and Financial Condition for the quarter ended December 31, 2025.
†	Schedules (or similar attachments) to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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
Dated: May 11, 2026